Form 10QSB
period 1996-03-31
PREMIERE RADIO NETWORKS INC
filed 1996-05-13
CIK 885084

                                     FORM 10-QSB
                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ______ to ________


                            Commission file number 0-20065

                            PREMIERE RADIO NETWORKS, INC.
          (Exact name of small business issuer as specified in its charter)

                                       DELAWARE
            (State or other jurisdiction of incorporation or organization)

                     IRS Employer Identification No.:  95-4083971
       15260 Ventura Boulevard, Suite 500, Los Angeles, California  91403-5339
             (Address of principal executive offices, including ZIP code)

                                    (818)377-5300
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

              Yes  [x]                 No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class                                        Number of Shares Outstanding
- -----                                        ----------------------------

Common Stock, $0.01 par value                At May 13, 1996    3,507,082
Class A Common Stock, $0.01 par value        At May 13, 1996    4,003,154

Transitional Small Business disclosure format (check one):  Yes  [ ]  No  [x]

                            PREMIERE RADIO NETWORKS, INC.


                                    March 31, 1996



                                        INDEX


PART I-  FINANCIAL INFORMATION                                     Page Number


Item 1. Condensed Consolidated Financial Statements

Index                                                                    2

Condensed Consolidated Balance Sheets at March 31, 1996 (Unaudited)
     and December 31, 1995                                               3

Condensed Consolidated Income Statements for the three months ended
    March 31, 1996 and 1995 (Unaudited)                                  4

Condensed Consolidated Statements of Cash Flows for the three months
     ended March 31, 1996 and 1995 (Unaudited)                           5

Notes to Condensed Consolidated Financial Statements                     6 -7


Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                           8 - 12


PART II- OTHER INFORMATION


Item 1. Legal Proceedings                                                13

Item 6. Exhibits and Reports on Form 8-K                                 13

Signature Page                                                           14

                           PREMIERE RADIO NETWORKS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                March 31,                December 31,
                                                                  1996                      1995
                                                             -------------               ------------
                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . .   $ 26,654,331                $  5,432,088
   Accounts receivable, net  . . . . . . . . . . . . . . .      4,833,118                   4,086,623
   Notes receivable from officer/employees . . . . . . . .         93,058                     282,279
   Recoverable income taxes. . . . . . . . . . . . . . . .         32,952                     250,952
   Deferred income taxes . . . . . . . . . . . . . . . . .        549,000                     549,000
   Prepaid expenses and other assets . . . . . . . . . . .        689,139                   1,375,805
                                                               ----------                  ----------
           Total current assets  . . . . . . . . . . . . .     32,851,598                  11,976,747


Notes receivable from officer/employees. . . . . . . . . .        654,143                     845,000
Property and equipment, net. . . . . . . . . . . . . . . .      2,071,985                   1,797,337
Acquired program library and program networks, net . . . .      1,617,036                   1,699,971
Intellectual property, net . . . . . . . . . . . . . . . .      4,819,907                   4,858,749
Debt issuance costs, net . . . . . . . . . . . . . . . . .      2,127,852                   2,143,729
Other assets . . . . . . . . . . . . . . . . . . . . . . .        716,039                     711,968
                                                               ----------                  ----------
       Total assets. . . . . . . . . . . . . . . . . . . .   $ 44,858,560                $ 24,033,501
                                                               ----------                  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses . . . . . . . . .   $  1,740,362                $  1,729,919
   Accrued payroll, bonuses and retirement plan
      contribution . . . . . . . . . . . . . . . . . . . .        571,465                     905,468
   Income taxes payable. . . . . . . . . . . . . . . . . .         18,021                      25,022
   Deferred revenue. . . . . . . . . . . . . . . . . . . .             --                      83,326
   Current portion of note payable . . . . . . . . . . . .        376,667                     400,000
                                                               ----------                  ----------
           Total current liabilities . . . . . . . . . . .      2,706,515                   3,143,735

Note payable to bank, less current portion . . . . . . . .             --                   1,467,455
Due to related party . . . . . . . . . . . . . . . . . . .        120,000                     120,000
Stockholders'equity
   Common stock. . . . . . . . . . . . . . . . . . . . . .         35,068                      36,417
   Class A common stock. . . . . . . . . . . . . . . . . .         40,030                          --
   Additional paid-in-capital. . . . . . . . . . . . . . .     33,778,068                  11,752,595
   Retained earnings . . . . . . . . . . . . . . . . . . .      8,178,879                   7,513,299
                                                               ----------                  ----------
      Total stockholders' equity . . . . . . . . . . . . .     42,032,045                  19,302,311
                                                               ----------                  ----------
      Total liabilities and stockholders' equity . . . . .    $44,858,560                 $24,033,501
                                                               ----------                  ----------
                                                               ----------                  ----------



See accompanying notes to unaudited condensed consolidated financial statements.

                            PREMIERE RADIO NETWORKS, INC.



                                CONDENSED CONSOLIDATED
                                  INCOME STATEMENTS

                                     (UNAUDITED)



                                                                      Three Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                   1996                1995
                                                                   ----                ----
Revenue:
  Gross revenue. . . . . . . . . . . . . . . . . . . . . .    $ 5,549,130          $ 4,235,936
  Less: agency commissions . . . . . . . . . . . . . . . .        672,200              489,094
                                                              -----------          -----------
Net operating revenue. . . . . . . . . . . . . . . . . . .      4,876,930            3,746,842
Operating expenses:
  Production, programming and
    promotions . . . . . . . . . . . . . . . . . . . . . .      1,669,827            1,284,360
  Selling, general and
    administrative . . . . . . . . . . . . . . . . . . . .      2,373,827            1,753,189
                                                              -----------          -----------
           Total operating expenses. . . . . . . . . . . .      4,043,654            3,037,549
                                                              -----------          -----------
Operating income . . . . . . . . . . . . . . . . . . . . .        833,276              709,293

Other income and expenses:
  Gain on sale of radio station. . . . . . . . . . . . . .             --              387,423
  Interest income (expense), net . . . . . . . . . . . . .        258,457              (42,328)
  Other income, net. . . . . . . . . . . . . . . . . . . .         11,770               10,791
                                                              -----------          -----------
Income before minority interest and
  income taxes                                                  1,103,503            1,065,179
Minority interest in loss of joint venture . . . . . . . .          9,077                   --
                                                              -----------          -----------
Income before income taxes . . . . . . . . . . . . . . . .      1,112,580            1,065,179
Provision for income taxes . . . . . . . . . . . . . . . .        447,000              435,000
                                                              -----------          -----------
Net income . . . . . . . . . . . . . . . . . . . . . . . .    $   665,580          $   630,179
                                                              -----------          -----------
                                                              -----------          -----------

Earnings per share . . . . . . . . . . . . . . . . . . . .    $      0.08          $      0.13
                                                              -----------          -----------
Weighted average shares outstanding. . . . . . . . . . . .      8,926,935            4,722,735
                                                              -----------          -----------
                                                              -----------          -----------


See accompanying notes to unaudited condensed consolidated financial statements.

                            PREMIERE RADIO NETWORKS, INC.


                                CONDENSED CONSOLIDATED
                              STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)



                                                                     Three Months Ended
                                                                          March 31,
                                                                     -------------------
                                                                     1996           1995
                                                                     ----           ----
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . .    $     665,580      $  630,179
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain on sale of radio station assets. . . . . . . . . .               --        (387,423)
   Gain on sale of fixed assets. . . . . . . . . . . . . .          (11,770)        (12,636)
   Depreciation and amortization . . . . . . . . . . . . .          411,629         263,521
   (Decrease) increase in allowance for doubtful accounts.         (107,000)          5,000
   Deferred compensation . . . . . . . . . . . . . . . . .               --          27,082
   Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . .         (639,495)        445,430
     Income taxes. . . . . . . . . . . . . . . . . . . . .          210,999         244,045
     Prepaid expenses and other current assets . . . . . .          686,666        (116,277)
     Notes receivable from officer/employees . . . . . . .          380,078          (3,708)
     Other assets. . . . . . . . . . . . . . . . . . . . .           26,406          44,038
     Accounts payable and accrued liabilities  . . . . . .         (360,004)       (254,609)
     Deferred income . . . . . . . . . . . . . . . . . . .         ( 83,326)       (133,126)
                                                                    -------         -------
Net cash provided by operating activities. . . . . . . . .        1,179,763         751,516

INVESTING ACTIVITIES
Acquisition of property and equipment. . . . . . . . . . .         (441,674)       (121,006)
Acquisition of intangible assets . . . . . . . . . . . . .         (100,000)             --
Net proceeds from sale of radio station assets . . . . . .              --        5,239,929
Net proceeds from sale of property and equipment . . . . .           20,000              --
Purchase of marketable securities, net . . . . . . . . . .               --         (13,569)
                                                                    -------       ---------
Net cash (used in) provided by investing activities. . . .         (521,674)      5,105,354

FINANCING ACTIVITIES
Repayment of note payable to officer . . . . . . . . . . .             --          (750,000)
Repayment of borrowings. . . . . . . . . . . . . . . . . .       (1,500,000)     (2,662,500)
Net proceeds from issuance of Class A common stock . . . .       22,031,304              --
Exercise of stock options. . . . . . . . . . . . . . . . .           32,850          36,575
                                                                     ------          ------
Net cash provided by (used in) financing activities. . . .       20,564,154      (3,375,925)
                                                                 ----------       ---------
Increase in cash and cash equivalents. . . . . . . . . . .       21,222,243       2,480,945
Cash and cash equivalents at beginning of period . . . . .        5,432,088       2,371,314
                                                                  ---------       ---------
Cash and cash equivalents at end of period . . . . . . . .     $ 26,654,331     $ 4,852,259
                                                               ------------     -----------
                                                               ------------     -----------


See accompanying notes to unaudited condensed consolidated financial statements.

                            PREMIERE RADIO NETWORKS, INC.


                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Premiere Radio Networks, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 is not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

    It is suggested that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2.  EARNINGS PER SHARE

    Earnings per share are based upon the combined weighted average number of shares outstanding during each interim period which include, where appropriate, the assumed exercise of dilutive stock options and warrants to purchase common stock. In computing earnings per share for the three months ended March 31, 1996, the Company utilized the modified treasury stock method which assumes the exercise of all outstanding options and warrants to purchase common stock, and the use of the assumed proceeds thereof to purchase up to a maximum of 20% of the then outstanding common stock of the Company. Excess proceeds derived from the assumed purchase of such shares are assumed to be utilized to first reduce the outstanding balances of notes payable and second for investment in short term, cash equivalent marketable securities. As a result, for purposes of determining earnings per share, net income is adjusted for the hypothetical reduction in interest expense ($7,911 for the three months ended March 31, 1996) and for the hypothetical income related to the assumed investment in marketable securities ($1,933 for the three months ended March 31, 1996), such adjustments being made net of income taxes. Earnings per share for the three month period ended March 31, 1995 was computed under the treasury stock method. Under the treasury stock method, the Company reduces the assumed number of common shares issued from the exercise of stock options and warrants to purchase common stock by the number of treasury shares assumed to be purchased from the proceeds of such dilutive securities by utilizing the average market price of the Company's common stock.

    Earnings per share are based upon 8,926,935 and 4,722,735 weighted average number of shares outstanding for the three months ended March 31, 1996 and 1995,
respectively.   (See Note 3, "Stockholders' Equity--Stock Offering and Stock
Dividend")

                            PREMIERE RADIO NETWORKS, INC.




                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)


NOTE 3.  STOCKHOLDERS' EQUITY--STOCK OFFERING AND STOCK DIVIDEND

    On January 25, 1996 the Company completed the sale of 1,500,000 shares of Class A Common Stock (of which 1,360,000 shares were sold by the Company, and 140,000 shares by certain management shareholders of the Company which the management shareholders had obtained through exchanging 140,000 shares of Common Stock for 140,000 shares of Class A Common Stock) at $18.25 per share pursuant to a public offering (the "Offering") and received net proceeds of approximately $22,031,000 (net of underwriting discounts, commissions and expenses). In connection with the Offering, the Company paid Archon Communications Inc. ("Archon") fees of $200,000.

    On March 13, 1996 the Company declared a one-for-two stock dividend, effected in the form of a three-for-two stock split, of Class A Common Stock which was paid on April 1, 1996 to all holders of the Company's Common Stock and Class A Common Stock on the March 22, 1996 record date for such dividend. Per share earnings in each of the foregoing interim periods have been adjusted to reflect the stock dividend.

                            PREMIERE RADIO NETWORKS, INC.


ITEM 2.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Company is an independent creator, producer and distributor of innovative comedy, entertainment and music related programs, and a supplier of
research and other services for the radio industry.   Founded in 1987, the
Company's wide array of syndicated programs and research and other services are utilized by more than 4,600 independently owned radio station affiliates located in virtually every major market in the United States.

    The Company presently produces and distributes 30 syndicated programs and services which it distributes to radio station affiliates in exchange for commercial broadcast time. The group of radio stations which contracts with the Company to broadcast a particular program or utilize one of its services constitutes a "radio network." The Company derives a significant portion of its revenues from selling the commercial broadcast time on its radio station affiliates to advertisers desiring national coverage.

    The Company also derives a portion of its revenues by acting as an exclusive sales representative for third-party network radio program and service producers and distributors.

    This discussion should be read in conjunction with the financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

    As a result of the Company's growth in its representation of third party program producers and service providers; its prior acquisitions of Mediabase, Inc., the program networks from Olympia Networks of Missouri, Inc., and Broadcast Results Group, Inc.; and its acquisition and divestiture of radio station KZDG-FM ("KZDG"), period-to-period results of operations may not be comparable, and the results of operations for the three months ended March 31, 1996 may not be indicative of results for any future period.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

    OPERATING REVENUES. Gross revenues for the three months ended March 31, 1996 and 1995 were $5.5 and $4.2 million, respectively, representing an increase of $1.3 million, or 31.0%. Net operating revenues increased $1.1 million, or 30.2% from $3.8 million for the three months ended March 31, 1995, to $4.9 million for the three months ended March 31, 1996. These increases are principally due to increased gross advertising revenues related to network programs and services of $1.2 million ($1.0 million net revenues). The increased advertising revenues resulted from the growth in established programming, the launch of new programming and the continued growth in the Company's Mediabase research services.

                            PREMIERE RADIO NETWORKS, INC.
                         MANAGEMENT DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

    PRODUCTION, PROGRAMMING AND PROMOTIONS EXPENSES. Production, programming and promotions expenses for the three months ended March 31, 1996 and 1995 were $1.7 million and $1.3 million, respectively, representing an increase of $0.4 million or 30.0%. The increase in production, programming and promotions expenses in absolute dollars was principally due to increased costs associated with the production of new programs and services, production costs associated with the operations of the Company's Broadcast Results Group ("BRG") division which was acquired in September 1995, and increased program distribution costs associated with the expansion of the Company's radio station affiliates, which were offset, in part, by decreased promotions expenses. As a percentage of net operating revenues, production, programming and promotions expenses remained relatively flat at 34.2% and 34.3% for the three months ended March 31, 1996 and 1995, respectively, representing a decrease as a percentage of net operating revenues of 0.1%.

    As the Company expands its programming and services, the Company's income may, from time to time, be adversely affected because the initial expenses associated with such new programming and services are typically expensed in the quarter in which incurred.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 1996 and 1995 were $2.4 and $1.8 million, respectively, representing an increase of $0.6 million or 35.4%. As a percentage of net operating revenues, selling, general and administrative expenses were 48.7% and 46.8% during the three months ended
March 31, 1996 and 1995, respectively, representing an increase as a percentage of net operating revenues of 1.9%. The increase in selling, general and administrative expenses, both in absolute dollars and as a percentage of net operating revenues is principally due to the Company's expansion of its sales and marketing efforts related to the launch of new programs and services of $0.5 million, and increased amortization expenses related to acquisitions of intellectual properties and an acquired program network aggregating
$0.1 million.

    OPERATING INCOME. Operating income for the three months ended March 31, 1996 was $0.8 million, an increase of $0.1 million, or 17.5% over the same three month period in 1995. The increased operating income was principally due to increased net advertising revenues resulting from the growth in established programming, the launch of new programming and the continued growth in the Company's Mediabase research services.

    OTHER INCOME. Other income for the three months ended March 31, 1996 was $0.3 million, a decrease of $0.1 million versus the same period in 1995. Other income for the three months ended March 31, 1996 included increased net interest income (expense) of $0.3 million attributable to the Company's investment of the net proceeds derived from the Offering in short-term, cash equivalent marketable securities and lower overall outstanding indebtedness. Other income for the three months ended March 31, 1995 includes a one-time gain on the sale of KZDG of $0.4 million. See "Liquidity and Capital Resources."

                            PREMIERE RADIO NETWORKS, INC.

                         MANAGEMENT DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

    INCOME TAXES. The provision for income taxes for the three months ended March 31, 1996 and 1995 was $0.4 million and $0.4 million, respectively. The estimated effective tax rate utilized by the Company for the three months ended March 31, 1996 was 40.2%, while the estimated effective tax rate for the three months ended March 31, 1995 was 40.8%.

    NET INCOME AND EARNINGS PER SHARE. Net income for the three months ended March 31, 1996 and 1995 was $0.7 million, or $0.08 per share and $0.6 million, or $0.13 per share, respectively. The increased net income for the three months ended March 31, 1996 was principally due to increased operating income. Earnings per share, which includes the dilutive effects of options and warrants to purchase Common Stock, are based upon 8,926,935 and 4,722,735 shares for the three months ended March 31, 1996 and 1995, respectively.

    On March 13, 1996 the Company declared a one-for-two stock dividend, effected in the form of a three-for-two stock split, of Class A Common Stock which was paid on April 1, 1996 to all holders of the Company's Common Stock and Class A Common Stock on the March 22, 1996 record date for such dividend. Per share earnings in each of the foregoing interim periods have been adjusted to reflect the stock dividend.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities.

    Net cash provided by operating activities for the three months ended
March 31, 1996 and 1995 was $1.2 million and $0.8 million, respectively. The increased cash flows from operations during the 1996 interim period was principally due to lower prepaid expenses and other current assets, and payments received or settlements of notes receivable from officers/employees; offset, in part, by increased accounts receivable associated with the Company's revenue growth.

    Net cash (used in) provided by investing activities for the three months ended March 31, 1996 and 1995 was $(0.5) million and $5.1 million, respectively. The decrease in net cash (used in) provided by investing activities during the 1996 interim period is attributable to the proceeds generated from the sale of KZDG during the three months ended March 31, 1995.

    Net cash provided by (used in) financing activities for the three months ended March 31, 1996 and 1995 were $20.6 million and $(3.4) million, respectively. Net cash provided by (used in) financing activities during the 1996 interim period increased principally due to proceeds generated from the sale of Class A Common Stock in connection with the Offering.

    The Company's working capital at March 31, 1996 was $30.1 million as compared to $8.8 million at December 31, 1995. This increase in working capital was primarily attributable to an increase in cash and cash equivalents resulting from the sale of Class A Common Stock during the three months ended March 31, 1996.

                            PREMIERE RADIO NETWORKS, INC.

                         MANAGEMENT DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

    During 1993 the Company entered into an agreement (as subsequently amended) with Bank of America NT&SA (the "Bank") whereby the Company obtained a
$2.0 million line of credit and a term loan.  During January 1996, the Company
repaid the amounts then outstanding under its term loan with the Bank.   At
March 31, 1996 no monies were outstanding under the line of credit. The line of credit bears interest at the Bank's Reference Rate plus 0.25% and expires on May 15, 1996. In light of the net proceeds derived from the Offering, during April 1996 the Company canceled the line of credit.

    On July 28, 1995, the Company, Archon and certain management stockholders entered into a Commitment Agreement pursuant to which Archon agreed to purchase up to $10.8 million principal amount of Debentures and 1,080,000 Class A Warrants upon the Company's call at any time until October 28, 1996, including 707,000 Class A Warrants which are issuable to Archon whether or not the Company exercises its call rights with respect to the Debentures.

    The Company has recorded, as debt issuance costs, the value of the 707,000 Class A Warrants issuable to Archon whether or not the Debentures are issued as well as certain legal, professional and other costs directly related to the Debentures. The Company intends to amortize such debt issuance costs over the term the Debentures are outstanding. However, should the Company not call on Archon to purchase all of the Debentures by October 28, 1996, the Company will write off any unamortized debt issuance costs related to the 707,000 Class A Warrants and other unamortized debt issuance costs, which would result in a one-time earnings charge during 1996 of up to approximately $2.0 million. The Company's management continues to review potential sources of less costly forms of financing. Should such less costly forms of financing become available, the Company would be less likely to exercise its call rights with respect to the Debentures. The Company's management has made no determination as to whether or not, or to what extent, it will exercise its call rights on the Debentures. The Company will continue to pay Archon a facility fee of 0.3% of the unused commitment for each quarter during which the commitment is outstanding ($32,400 per quarter, assuming none of the commitment is called).

    In connection with the acquisition of BRG, the Company issued a non-interest bearing note in the face amount of $412,500 due in January 1997. In addition, the Company has entered into a commitment to acquire the licenses for three additional production music libraries from affiliates of BRG for a purchase price that will be based on a specified formula.

    On January 25, 1996, the Company completed the sale of 1,500,000 shares (of which 1,360,000 shares were sold by the Company, and 140,000 shares by certain management shareholders of the Company which the management shareholders had obtained through exchanging 140,000 shares of Common Stock for 140,000 shares of Class A Common Stock)) of its Class A Common Stock at $18.25 per share pursuant to the Offering and received net proceeds (net of underwriting discounts, commissions and expenses) of approximately $22.0 million.

    Management believes that the net proceeds from the sale of the Offering together with operating revenues, and Archon's commitment to purchase Debentures, will be sufficient to fund the Company's

                            PREMIERE RADIO NETWORKS, INC.

                         MANAGEMENT DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

working capital requirements through December 31, 1996.

SEASONALITY

    As is standard in the network radio industry, the Company's revenues have historically been highest in the second and third quarters and lowest in the first and fourth quarters. Other than sales commissions paid to the Company's sales personnel, costs do not vary significantly with respect to the seasonal fluctuation of revenues.

                            PREMIERE RADIO NETWORKS, INC.



                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    From time to time, the Company may be a party to various legal actions and complaints arising in the ordinary course of business. In the opinion of the Company's management, the litigation in which it currently is a party is not material to the financial condition or results of operations of the Company.

ITEM 6(a).  EXHIBITS

    11.  Computation of Per Share Earnings*

ITEM 6(b).  REPORTS ON FORM 8-K

    None.




- -----------------------
*  Exhibit has been filed herewith.

                            PREMIERE RADIO NETWORKS, INC.

SIGNATURE(S)


    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      PREMIERE RADIO NETWORKS, INC. (REGISTRANT)





    By     /s/ Stephen C. Lehman              Date: May 13, 1996
        ---------------------------------           ------------
           Stephen C. Lehman
           Chairman of the Board, President
           and Chief Executive Officer




    By:    /s/ Daniel M. Yukelson             Date: May 13, 1996
        ---------------------------------           ------------
           Daniel M. Yukelson
           Vice President/Finance and
           Chief Financial Officer
           (Principal Financial and Accounting Officer)