Form 10QSB
period 1996-06-30
PREMIERE RADIO NETWORKS INC
filed 1996-08-09
CIK 885084

                                     FORM 10-QSB
                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

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

                           Yes   [x]               No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

CLASS                                       NUMBER OF SHARES OUTSTANDING

Common Stock, $0.01 par value               At August 9, 1996   3,542,925
Class A Common Stock, $0.01 par value       At August 9, 1996   4,021,420

Transitional Small Business disclosure format (check one): Yes   [ ]   No   [x]

                         PREMIERE RADIO NETWORKS, INC.



                                    June 30, 1996



                                        INDEX


PART I-  FINANCIAL INFORMATION                                  Page Number


Item 1. Condensed Consolidated Financial Statements

Index                                                                2

Condensed Consolidated Balance Sheets at June 30, 1996 (Unaudited)
    and December 31, 1995                                            3

Condensed Consolidated Income Statements for the Three Months and
    Six Months Ended June 30, 1996 and 1995 (Unaudited)              4

Condensed Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 1996 and 1995 (Unaudited)                         5

Notes to Condensed Consolidated Financial Statements                 6 -7


Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              8 - 13


PART II- OTHER INFORMATION


Item 1. Legal Proceedings                                            13

Item 6. Exhibits and Reports on Form 8-K                             13

Signature Page                                                       14

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,     December 31,
                                                                                1996            1995
                                                                              ---------     -----------
ASSETS                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . .         $ 26,612,323     $  5,432,088
    Accounts receivable, net . . . . . . . . . . . . . . . . . . .            5,480,512        4,086,623
    Notes receivable from officer/employees. . . . . . . . . . . .               30,550          282,279
    Recoverable income taxes . . . . . . . . . . . . . . . . . . .                   --          250,952
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . .              549,000          549,000
    Prepaid expenses and other assets. . . . . . . . . . . . . . .              665,653        1,375,805
                                                                           -------------    -------------
              Total current assets . . . . . . . . . . . . . . . .           33,338,038       11,976,747

Notes receivable from officer/employees. . . . . . . . . . . . . .              656,673          845,000
Property and equipment, net. . . . . . . . . . . . . . . . . . . .            2,141,748        1,797,337
Acquired program library and program networks , net. . . . . . . .            1,534,101        1,699,971
Intellectual property, net . . . . . . . . . . . . . . . . . . . .            4,676,519        4,858,749
Debt issuance costs, net . . . . . . . . . . . . . . . . . . . . .            2,110,437        2,143,729
Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . .              689,632          711,968
                                                                           -------------    -------------
         Total assets. . . . . . . . . . . . . . . . . . . . . . .         $ 45,147,148     $ 24,033,501
                                                                           -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses. . . . . . . . . . . . .         $    972,081     $  1,729,919
    Accrued payroll, bonuses and retirement plan
         contribution. . . . . . . . . . . . . . . . . . . . . . .              448,172          905,468
    Income taxes payable . . . . . . . . . . . . . . . . . . . . .               37,141           25,022
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .                   --           83,326
    Current portion of note payable. . . . . . . . . . . . . . . .              386,110          400,000
                                                                           -------------    -------------
              Total current liabilities. . . . . . . . . . . . . .            1,843,504        3,143,735

Note payable to bank, less current portion . . . . . . . . . . . .                   --        1,467,455
Due to related party . . . . . . . . . . . . . . . . . . . . . . .              120,000          120,000

Stockholders' equity
    Common stock . . . . . . . . . . . . . . . . . . . . . . . . .               35,151           36,417
    Class A common stock . . . . . . . . . . . . . . . . . . . . .               40,047               --
    Additional paid-in-capital . . . . . . . . . . . . . . . . . .           33,823,170       11,752,595
    Retained earnings. . . . . . . . . . . . . . . . . . . . . . .            9,285,276        7,513,299
                                                                           -------------    -------------
         Total stockholders' equity. . . . . . . . . . . . . . . .           43,183,644       19,302,311
                                                                           -------------    -------------
         Total liabilities and stockholders' equity. . . . . . . .          $45,147,148      $24,033,501
                                                                           -------------    -------------

See accompanying notes to unaudited condensed consolidated financial statements.

                            CONDENSED CONSOLIDATED
                              INCOME STATEMENTS

                                 (UNAUDITED)




                                                                 Three Months Ended                       Six Months Ended
                                                                       June 30,                                June 30,
                                                              ------------------------                ------------------------
                                                              1996                1995                1996                1995
                                                              ----                ----                ----                ----
Revenue:
    Gross revenue. . . . . . . . . . . . . . . . . . .   $  6,524,984          $5,127,289        $ 12,074,114        $  9,363,225
    Less:  agency commissions. . . . . . . . . . . . .        829,121             601,143           1,501,321           1,090,237
                                                         ------------          ----------        ------------        ------------
Net operating revenue. . . . . . . . . . . . . . . . .      5,695,863           4,526,146          10,572,793           8,272,988
Operating expenses:
    Production, programming and
         promotions. . . . . . . . . . . . . . . . . .      1,713,290           1,276,457           3,383,117           2,560,817
    Selling, general and
         administrative. . . . . . . . . . . . . . . .      2,389,513           1,981,880           4,763,340           3,735,069
                                                         ------------          ----------        ------------        ------------
               Total operating expenses. . . . . . . .      4,102,803           3,258,337           8,146,457           6,295,886
                                                         ------------          ----------        ------------        ------------
Operating income . . . . . . . . . . . . . . . . . . .      1,593,060           1,267,809           2,426,336           1,977,102

Other income and expenses:
    Gain on sale of radio station. . . . . . . . . . .             --                  --                  --             387,423
    Interest income (expense), net . . . . . . . . . .        275,094              12,672             533,551             (29,656)
    Other (loss) income, net . . . . . . . . . . . . .        (13,761)             (3,614)             (1,991)              7,177
                                                         ------------          ----------        ------------        ------------
Income before minority interest and
     income taxes. . . . . . . . . . . . . . . . . . .      1,854,393           1,276,867           2,957,896           2,342,046
Minority interest in (income)loss of joint
 venture       . . . . . . . . . . . . . . . . . . . .         (3,996)                 --               5,081                  --
                                                         ------------          ----------        ------------        ------------
Income before income taxes . . . . . . . . . . . . . .      1,850,397           1,276,867           2,962,977           2,342,046
Provision for income taxes . . . . . . . . . . . . . .        744,000             521,000           1,191,000             956,000
                                                         ------------          ----------        ------------        ------------
Net income     . . . . . . . . . . . . . . . . . . . .   $  1,106,397          $  755,867        $  1,771,977        $  1,386,046
                                                         ------------          ----------        ------------        ------------

Earnings per share:
    Primary    . . . . . . . . . . . . . . . . . . . .          $0.12               $0.16               $0.19               $0.29
    Fully diluted. . . . . . . . . . . . . . . . . . .          $0.12               $0.15               $0.19               $0.28

See accompanying notes to unaudited condensed consolidated financial statements.

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  Six Months Ended
                                                                      June 30
                                                                --------------------
                                                              1996                1995
                                                              ----                ----
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . $ 1,771,977         $ 1,386,046
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on sale of radio station assets. . . . . . . .          --            (387,423)
      Loss (gain) on sale of fixed assets . . . . . . . .       1,091             (12,636)
      Loss on marketable securities . . . . . . . . . . .          --               5,460
      Depreciation and amortization . . . . . . . . . . .     827,567             520,333
      (Decrease) increase in allowance for doubtful accounts  (92,000)             18,000
      Deferred compensation . . . . . . . . . . . . . . .          --              41,664
      Changes in operating assets and liabilities:
         Accounts receivable. . . . . . . . . . . . . . .  (1,301,889)           (554,811)
         Income taxes . . . . . . . . . . . . . . . . . .     263,071             (57,555)
         Prepaid expenses and other current assets. . . .     661,300            (282,901)
         Notes receivable from officer/employees. . . . .     440,056              13,922
         Other assets . . . . . . . . . . . . . . . . . .      52,813              71,444
         Accounts payable and accrued liabilities . . . .  (1,197,979)            (81,894)
         Deferred income. . . . . . . . . . . . . . . . .     (83,326)           (258,127)
                                                          -----------         -----------
Net cash provided by operating activities . . . . . . . .   1,342,681             421,522

INVESTING ACTIVITIES
Acquisition of property and equipment . . . . . . . . . .    (691,802)           (256,069)
Acquisition of intangible assets. . . . . . . . . . . . .    (100,000)                 --
Net proceeds from sale of radio station assets. . . . . .          --           5,239,929
Net proceeds from sale of property and equipment. . . . .      20,000              88,366
Purchase of marketable securities, net. . . . . . . . . .          --            (767,567)
                                                          -----------         -----------
Net cash (used in) provided by investing activities . . .    (771,802)          4,304,659

FINANCING ACTIVITIES
Repayment of note payable to officer. . . . . . . . . . .          --            (750,000)
Repayment of borrowings . . . . . . . . . . . . . . . . .  (1,500,000)         (2,762,500)
Increase in debt and equity placement costs . . . . . . .          --            (363,574)
Net proceeds from issuance of Class A common stock. . . .  22,031,304                  --
Exercise of stock options . . . . . . . . . . . . . . . .      78,052              46,160
                                                          -----------         -----------
Net cash provided by (used in) financing activities . . .  20,609,356          (3,829,914)
                                                          -----------         -----------
Increase in cash and cash equivalents . . . . . . . . . .  21,180,235             896,267
Cash and cash equivalents at beginning of period. . . . .   5,432,088           2,371,314
                                                          -----------         -----------
Cash and cash equivalents at end of period. . . . . . . . $26,612,323         $ 3,267,581
                                                          -----------         -----------

See accompanying notes to unaudited condensed consolidated financial statements.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Premiere Radio Networks, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

    It is suggested that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2.  EARNINGS PER SHARE

    Earnings per share are based upon the combined weighted average number of shares outstanding during each interim period which include, where appropriate, the assumed exercise of dilutive stock options and warrants to purchase common stock. In computing earnings per share for the three months and six months ended June 30, 1996, the Company utilized the modified treasury stock method which assumes the exercise of all outstanding options and warrants to purchase common stock, and the use of the assumed proceeds thereof to purchase up to a maximum of 20% of the then outstanding common stock of the Company. Excess proceeds, if any, derived from the assumed purchase of such shares are assumed to be utilized to first reduce the outstanding balances of notes payable and second for investment in short term, cash equivalent marketable securities.

    Earnings per share for the three month and six month periods ended June 30, 1995 were computed under the treasury stock method. Under the treasury stock method, the Company reduces the assumed number of common shares issued from the exercise of stock options and warrants to purchase common stock by the number of treasury shares assumed to be purchased from the proceeds thereof by utilizing the average market price of the Company's common stock in computing primary earnings per share and the closing market price of the Company's common stock in computing fully diluted earnings per share.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)


NOTE 2.  EARNINGS PER SHARE (CONTINUED)

    Primary earnings per share for the three months ended June 30, 1996 and 1995 are based upon 9,612,899 and 4,813,196 weighted average number of shares outstanding, respectively, and 9,269,917 and 4,776,351 weighted average number of shares outstanding for the six months ended June 30, 1996 and 1995, respectively. Fully diluted earnings per share for the three months and six months ended June 30, 1995 are based upon 4,923,133 and 4,920,944 weighted average number of shares outstanding, respectively. The Company did not report fully diluted earnings per share for the three months and six months ended June 30, 1996. (See Note 3, "Stockholders' Equity--Stock Offering and Stock Dividend")

NOTE 3.  STOCKHOLDERS' EQUITY--STOCK OFFERING AND STOCK DIVIDEND

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

    On March 13, 1996 the Company declared a one-for-two stock dividend, effected in the form of a three-for-two stock split, of Class A Common Stock which was paid on April 1, 1996 to all holders of the Company's Common Stock and Class A Common Stock on the March 22, 1996 record date for such dividend (the "Class A Dividend"). Per share earnings in each of the foregoing interim periods have been adjusted to reflect the Class A Dividend.

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

    The Company presently produces and distributes 31 syndicated programs and services which it distributes to radio station affiliates in exchange for commercial broadcast time. The group of radio stations which contracts with the Company to broadcast a particular program or utilize one of its services constitutes a "radio network." The Company derives a significant portion of its revenues from selling the commercial broadcast time on its radio networks to advertisers desiring national coverage. The Company also derives a portion of its revenues by acting as an exclusive sales representative for third-party network radio program and service producers and distributors.

    This discussion should be read in conjunction with the financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

    As a result of the Company's growth in its representation of third party program producers and service providers and the impact of prior acquisitions, period-to-period results of operations may not be comparable, and the results of operations for the three months and six months ended June 30, 1996 may not be indicative of results of operations for any future period.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995

    OPERATING REVENUES. Gross revenues for the three months ended June 30, 1996 and 1995 were $6.5 and $5.1 million, respectively, representing an increase of $1.4 million, or 27.3%. Net operating revenues increased $1.2 million, or 25.8% from $4.5 million for the three months ended June 30, 1995, to $5.7 million for the three months ended June 30, 1996. These increases are principally due to increased gross advertising revenues related to network programs and services of $1.5 million ($1.3 million net revenues) offset, in part, by lower promotions and other revenues. The increased advertising revenues resulted from the growth in established programming, the launch of new programming and the continued growth in the Company's Mediabase research services.

                          MANAGEMENT DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

    Gross revenues for the six months ended June 30, 1996 and 1995 were $12.1 and $9.4 million, respectively, representing an increase of $2.7 million, or 29.0%. Net operating revenues increased $2.3 million, or 27.8% from $8.3 million for the six months ended June 30, 1995, to $10.6 million for the six months ended June 30, 1996. These increases are principally due to increased gross advertising revenues related to network programs and services of $2.7 million ($2.3 million net revenues). The increased advertising revenues resulted from the growth in established programming, the launch of new programming and the continued growth in the Company's Mediabase research services.

    PRODUCTION, PROGRAMMING AND PROMOTIONS EXPENSES. Production, programming and promotions expenses for the three months ended June 30, 1996 and 1995 were $1.7 million and $1.3 million, respectively, representing an increase of $0.4 million or 34.2%. The increase in production, programming and promotions expenses in absolute dollars was principally due to increased costs associated with the production of new programs and services, production costs associated with the operations of the Company's Broadcast Results Group ("BRG") division which was acquired in September 1995, and increased program distribution costs associated with the expansion of the Company's radio station affiliates, which were offset, in part, by decreased costs of promotions. As a percentage of net operating revenues, production, programming and promotion expenses increased 1.9% to 30.1% for the three months ended June 30, 1996 as compared to 28.2% for the three months ended June 30, 1995. The increased production, programming and promotions expenses as a percentage of net operating revenues was principally due to increased costs associated with the production of new programs and services.

    Production, programming and promotions expenses for the six months ended June 30, 1996 and 1995 were $3.4 million and $2.6 million, respectively, representing an increase of $0.8 million or 32.1%. The increase in production, programming and promotions expenses in absolute dollars was principally due to increased costs associated with the production of new programs and services, production costs associated with the operations of the Company's Broadcast Results Group ("BRG") division which was acquired in September 1995, and increased program distribution costs associated with the expansion of the Company's radio station affiliates, which were offset, in part, by decreased costs of promotions. As a percentage of net operating revenues, production, programming and promotions expenses increased 1.0% to 32.0% for the six months ended June 30, 1996 as compared to 31.0% for the six months ended June 30, 1995. The increased production, programming and promotions expenses as a percentage of net operating revenues was principally due to increased costs associated with the production of new programs and services.

    As the Company expands its programming and services, the Company's income may, from time to time, be adversely affected because the initial expenses associated with such new programming and services are typically expensed in the quarter in which incurred.

                          MANAGEMENT DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 1996 and 1995 were $2.4 and $2.0 million, respectively, representing an increase of $0.4 million or 20.6%. As a percentage of net operating revenues, selling, general and administrative expenses were 42.0% and 43.8% during the three months ended June 30 1996 and 1995, respectively, representing a decrease as a percentage of net operating revenues of 1.8%. The increase in selling, general and administrative expenses in absolute dollars is principally due to the Company's expansion of its sales and marketing efforts related to the launch of new programs and services of $0.3 million, and increased amortization expenses related to acquisitions of intellectual properties and an acquired program network aggregating $0.1 million. The decreased selling, general and administrative expenses as a percentage of net operating revenues was principally due to the effects of higher overall net revenues and the nature of the fixed and variable components of selling, general and administrative expenses.

    Selling, general and administrative expenses for the six months ended June 30, 1996 and 1995 were $4.8 and $3.7 million, respectively, representing an increase of $1.1 million or 27.5%. As a percentage of net operating revenues, selling, general and administrative expenses remained flat at 45.0% during each of the six months ended June 30, 1996 and 1995. The increase in selling, general and administrative expenses in absolute dollars is principally due to expenses associated with the operations of BRG which the Company acquired during the third quarter of 1995 of $0.4 million, the Company's expansion of its sales and marketing efforts related to the launch of new programs and services of $0.3 million, and increased amortization expenses related to acquisitions of intellectual properties and an acquired program network aggregating $0.2 million.

    OPERATING INCOME. Operating income for the three months ended June 30, 1996 was $1.6 million, an increase of $0.3 million, or 25.6%, over the same three month period in 1995. Operating income for the six months ended June 30, 1996 was $2.4 million, an increase of $0.4 million, or 22.7%, over the same six month period in 1995. The increased operating income was principally due to increased net advertising revenues resulting from the growth in established programming, the launch of new programming and the continued growth in the Company's Mediabase research services.

    OTHER INCOME. Other income for the three months ended June 30, 1996 was $0.3 million, an increase of $0.3 million as compared to the same period in 1995. Other income for the six months ended June 30, 1996 was $0.5 million, an increase of $0.1 million as compared to the same period in 1995. Other income for the three months and six months ended June 30, 1996 included increased net interest income of $0.3 and $0.5 million, respectively, attributable to the Company's investment of the net proceeds derived from the Offering in short-term, cash equivalent marketable securities and lower overall outstanding indebtedness. Other income for the six months ended June 30, 1995 included a one-time gain on the sale of the Company's Denver, Colorado radio station KZDG-FM ("KZDG") of $0.4 million. See "Liquidity and Capital Resources."

                          MANAGEMENT DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

    INCOME TAXES. The provision for income taxes for the three months ended June 30, 1996 and 1995 was $0.7 million and $0.5 million, respectively. The provision for income taxes for the six months ended June 30, 1996 and 1995 was $1.2 million and $1.0 million, respectively. The estimated effective tax rate utilized by the Company for the three months and six months ended June 30, 1996 was 40.2%, while the estimated effective tax rate for the three months and six months ended June 30, 1995 was 40.8%.

    NET INCOME AND EARNINGS PER SHARE. Net income for the three months ended June 30, 1996 and 1995 was $1.1 million, or $0.12 per share, and $0.8 million, or $0.16 per share, respectively. (Fully diluted earnings per share were $0.15 for the three months ended June 30, 1995. The Company did not report fully
diluted earnings per share for three months ended June 30, 1996.)   Net income
for the six months ended June 30, 1996 and 1995 was $1.8 million, or $0.19 per share, and $1.4 million, or $0.29 per share, respectively. (Fully diluted earnings per share were $0.28 for the six months ended June 30, 1995. The Company did not report fully diluted earnings per share for the six months ended June 30, 1996.) The increased net income for the three months and six months ended June 30, 1996 was principally due to increased operating income and interest income earned on the Company's investments in short-term, cash equivalent marketable securities. Primary earnings per share, which includes the dilutive effects of options and warrants to purchase Common Stock and Class A Common Stock, are based upon 9,612,899 and 4,813,196 shares for the three months ended June 30, 1996 and 1995, respectively. Primary earnings per share for the six months ended June 30, 1996 and 1995 are based upon 9,269,917 and 4,776,351 shares, respectively. Fully diluted earnings per share for the three months and six months ended June 30, 1995 are based upon 4,923,133 and 4,920,944 weighted average number of shares outstanding, respectively.

    On March 13, 1996 the Company declared a one-for-two stock dividend, effected in the form of a three-for-two stock split, of Class A Common Stock which was paid on April 1, 1996 to all holders of the Company's Common Stock and Class A Common Stock on the March 22, 1996 record date for such dividend (the "Class A Dividend"). Per share earnings in each of the foregoing interim periods have been adjusted to reflect the Class A Dividend.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities.

    Net cash provided by operating activities for the six months ended June 30, 1996 and 1995 was $1.3 million and $0.4 million, respectively. The increased cash flows from operations during the 1996 interim period was principally due to increased operating income, lower prepaid expenses and other current assets, and payments received or settlements of notes receivable from officers/employees; offset, in part, by increased accounts receivable associated with the Company's revenue growth.

                          MANAGEMENT DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

    Net cash (used in) provided by investing activities for the six months ended June 30, 1996 and 1995 was $(0.8) million and $4.3 million, respectively. The decrease in net cash (used in) provided by investing activities during the 1996 interim period is primarily attributable to the proceeds generated from the sale of KZDG during the six months ended June 30, 1995.

    Net cash provided by (used in) financing activities for the six months ended June 30, 1996 and 1995 were $20.6 million and $(3.8) million, respectively. Net cash provided by (used in) financing activities during the 1996 interim period increased principally due to proceeds generated from the sale of Class A Common Stock in connection with the Offering.

    The Company's working capital at June 30, 1996 was $31.5 million as compared to $8.8 million at December 31, 1995. This increase in working capital was primarily attributable to an increase in cash and cash equivalents resulting from the sale of Class A Common Stock in connection with the Offering.

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

    The Company has recorded, as debt issuance costs, the value of the 707,000 Class A Warrants issuable to Archon whether or not the Debentures are issued as well as certain legal, professional and other costs directly related to the Debentures. The Company intends to amortize such debt issuance costs over the term the Debentures are outstanding. However, should the Company not call on Archon to purchase all of the Debentures by October 28, 1996, the Company will write off any unamortized debt issuance costs related to the 707,000 Class A Warrants and other unamortized debt issuance costs, which would result in a one-time earnings charge during 1996 of up to approximately $2.0 million. The Company's management continues to review potential sources of less costly forms of financing. Should such less costly forms of financing become available, the Company would be less likely to exercise its call rights with respect to the Debentures. The Company's management has made no determination as to whether or not, or to what extent, it will exercise its call rights on the Debentures. Included in the Company's results of operations is a facility fee payable to Archon of 0.3% of the unused commitment for each quarter during which the commitment is outstanding ($32,400 per quarter, assuming none of the commitment is called).

    In connection with the acquisition of BRG, the Company issued a non-interest bearing note in the face amount of $412,500 due in January 1997. In addition, the Company has entered into a commitment to acquire the licenses for three additional production music libraries from affiliates of BRG for a purchase price that will be based on a specified formula.

    On January 25, 1996, the Company completed the sale of 1,500,000 shares (of which 1,360,000 shares were sold by the Company, and 140,000 shares by certain management shareholders of the Company which the management shareholders had obtained through exchanging 140,000 shares of Common Stock for 140,000 shares of Class A Common Stock) of its Class A Common Stock at $18.25 per share (prior to the Class A Dividend) pursuant to the Offering and received net proceeds (net of underwriting discounts, commissions and expenses) of approximately $22.0 million.

    Management believes that the net proceeds from the sale of the Offering together with operating revenues, and Archon's commitment to purchase Debentures, will be sufficient to fund the Company's working capital requirements through December 31, 1996.

SEASONALITY

    Although not readily detectible because of the impact of acquisitions, the Company's revenues have historically been highest in the second and third quarters and lowest in the first and fourth quarters. Other than sales commissions paid to the Company's sales personnel, costs do not vary significantly with respect to the seasonal fluctuation of revenues.



                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    From time to time, the Company may be a party to various legal actions and complaints arising in the ordinary course of business. In the opinion of the Company's management, the litigation in which it currently is a party is not material to the financial condition or results of operations of the Company.

ITEM 6(A).  EXHIBITS

    11.  Computation of Per Share Earnings*

ITEM 6(B).  REPORTS ON FORM 8-K

    None.


_________________
*  Exhibit has been filed herewith.

SIGNATURE(S)


    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      PREMIERE RADIO NETWORKS, INC. (REGISTRANT)



    By   /s/ STEPHEN C. LEHMAN                   Date: AUGUST 9, 1996
         ---------------------------                   --------------
         Stephen C. Lehman
         Chairman of the Board, President
         and Chief Executive Officer




    By:  /s/ DANIEL M. YUKELSON                  Date: AUGUST 9, 1996
         ---------------------------                   --------------
         Daniel M. Yukelson
         Vice President/Finance and
         Chief Financial Officer
         (Principal Financial and Accounting Officer)