Form 10QSB
period 1996-09-30
PREMIERE RADIO NETWORKS INC
filed 1996-11-13
CIK 885084

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


/x/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

/ /  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition period from        to
                                                    -------   --------

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

               Yes  /x/            No   / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (net of treasury shares):

Class                                   Number of Shares Outstanding
-----                                   ----------------------------
Common Stock, $0.01 par value           At November 12, 1996: 3,583,675
Class A Common Stock, $0.01 par value   At November 12, 1996: 3,853,820


Transitional Small Business disclosure format (check one):  Yes  / /     No /X/

                            PREMIERE RADIO NETWORKS, INC.


                              September 30, 1996



                                     INDEX



PART I-  FINANCIAL INFORMATION
                                                                 Page Number
                                                                 -----------
Item 1. Condensed Consolidated Financial Statements

Index                                                                      2

Condensed Consolidated Balance Sheets at September 30, 1996 (Unaudited)
     and December 31, 1995                                                 3

Condensed Consolidated Income Statements for the Three Months and Nine
     Months Ended September 30, 1996 and 1995 (Unaudited)                  4

Condensed Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 1996 and 1995 (Unaudited)                         5

Notes to Condensed Consolidated Financial Statements                     6 - 8


Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                          9 - 14


PART II- OTHER INFORMATION


Item 1. Legal Proceedings                                               14 - 15

Item 4. Submission of Matters to a Vote of Security Holders             15 - 16

Item 6. Exhibits and Reports on Form 8-K                                  17

Signature Page                                                            18

                                   PREMIERE RADIO NETWORKS, INC.

                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                             September 30,         December 31,
                                                1996                   1995
                                             -------------        -------------
                                             (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . .   $27,965,007           $ 5,432,088
   Accounts receivable, net   . . . . . . .     5,608,925             4,086,623
   Notes receivable from officer/employees.        21,700               282,279
   Recoverable income taxes . . . . . . . .        --                   250,952
   Deferred income taxes  . . . . . . . . .       549,000               549,000
   Prepaid expenses and other assets  . . .       939,301             1,375,805
                                              -----------           -----------
        Total current assets  . . . . . . .    35,083,933            11,976,747


Notes receivable from officer/employees . .       656,938               845,000
Property and equipment, net . . . . . . . .     2,091,124             1,797,337
Acquired program library and program
networks, net . . . . . . . . . . . . . . .     1,451,166             1,699,971
Intellectual property, net  . . . . . . . .     5,512,363             4,858,749
Debt issuance costs, net  . . . . . . . . .     2,098,320             2,143,729
Other assets  . . . . . . . . . . . . . . .       680,930               711,968
                                              -----------           -----------
     Total assets . . . . . . . . . . . . .   $47,574,774           $24,033,501
                                              -----------           -----------
                                              -----------           -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses  .   $   893,310           $ 1,729,919
   Accrued payroll, bonuses and retirement
   plan contribution  . . . . . . . . . . .       573,646               905,468
   Income taxes payable . . . . . . . . . .       542,829                25,022
   Deferred revenue . . . . . . . . . . . .        --                    83,326
   Current portion of notes payable . . . .       495,897               400,000
                                              -----------           -----------
        Total current liabilities . . . . .     2,505,682             3,143,735

Notes payable, less current portion . . . .       100,107             1,467,455
Due to related party  . . . . . . . . . . .       120,000               120,000

Stockholders' equity
   Common stock . . . . . . . . . . . . . .        35,779                36,417
   Class A common stock . . . . . . . . . .        40,364                  --
   Additional paid-in-capital . . . . . . .    34,228,358            11,752,595
   Retained earnings  . . . . . . . . . . .    10,544,484             7,513,299
                                              -----------           -----------
     Total stockholders' equity . . . . . .    44,848,985            19,302,311
                                              -----------           -----------
     Total liabilities and stockholders'
      equity . . . . . . . . . . . . .  . .   $47,574,774           $24,033,501
                                              -----------           -----------
                                              -----------           -----------
See accompanying notes to unaudited condensed consolidated financial statements.

                           PREMIERE RADIO NETWORKS, INC.

                         CONDENSED CONSOLIDATED INCOME STATEMENTS

                                      (UNAUDITED)


                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                            ------------------           -----------------
                                         1996            1995           1996            1995
                                         ----            ----           ----            ----
Revenue:
 Gross revenue . . . . . . . . . . . .  $7,068,986    $5,650,577     $19,143,100     $15,013,802
 Less:  agency commissions . . . . . .     855,580       618,556       2,356,901       1,708,793
                                        ----------    ----------     -----------     -----------
Net operating revenue  . . . . . . . .   6,213,406     5,032,021      16,786,199      13,305,009
Operating expenses:
 Production, programming and
 promotions. . . . . . . . . . . . . .   1,672,230     1,506,122       5,055,347       4,066,939
 Selling, general and  administrative.   2,852,870     2,492,965       7,616,210       6,228,034
                                        ----------    ----------     -----------     -----------
  Total operating expenses . . . . . .   4,525,100     3,999,087      12,671,557      10,294,973
                                        ----------    ----------     -----------     -----------
Operating income . . . . . . . . . . .   1,688,306     1,032,934       4,114,642       3,010,036

Other income and expenses:
 Gain on sale of radio station . . . .      --             --              --            387,423
 Interest income (expense), net. . . .     424,883        69,556         958,434          39,900
 Other (loss) income, net. . . . . . .      (5,981)       21,545          (2,891)         28,722
                                        ----------    ----------     -----------     -----------
Income before income taxes . . . . . .   2,107,208     1,124,035       5,070,185       3,466,081
Provision for income taxes . . . . . .     848,000       459,000       2,039,000       1,415,000
                                        ----------    ----------     -----------     -----------
 Net income. . . . . . . . . . . . . .  $1,259,208    $  665,035      $3,031,185      $2,051,081
                                        ----------    ----------     -----------     -----------
                                        ----------    ----------     -----------     -----------
Earnings per share . . . . . . . . . .       $0.14         $0.10           $0.34           $0.41


See accompanying notes to unaudited condensed consolidated financial statements.

                                   PREMIERE RADIO NETWORKS, INC.

                                     CONDENSED CONSOLIDATED
                                    STATEMENTS OF CASH FLOWS

                                           (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                                     -----------------
                                                                    1996           1995
                                                                    ----           ----
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,031,185    $2,051,081
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Gain on sale of radio station assets . . . . . . . . . . .      --          (387,423)
     Loss (gain) on sale of fixed assets. . . . . . . . . . . .        1,091      (12,636)
     Depreciation and amortization  . . . . . . . . . . . . . .    1,265,308       833,739
      (Decrease) increase in allowance for doubtful accounts. .      (35,000)        3,000
      Changes in operating assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . .   (1,487,302)     (529,384)
       Income taxes . . . . . . . . . . . . . . . . . . . . . .      768,759      (134,050)
       Prepaid expenses and other current assets  . . . . . . .      574,784      (751,858)
       Notes receivable from officer/employees. . . . . . . . .      198,641          6,672
       Other assets   . . . . . . . . . . . . . . . . . . . . .       77,527         96,616
       Accounts payable and accrued liabilities . . . . . . . .   (1,146,680)       150,248
       Deferred income  . . . . . . . . . . . . . . . . . . . .      (83,326)      (383,128)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . .      --             102,807
                                                                 -----------     ----------
Net cash provided by operating activities . . . . . . . . . . .    3,164,987      1,045,684

INVESTING ACTIVITIES
Acquisition of property and equipment . . . . . . . . . . . . .    (837,083)      (455,670)
Acquisition of intangible assets. . . . . . . . . . . . . . . .    (830,474)    (2,369,392)
Net proceeds from sale of radio station assets  . . . . . . . .      --          5,239,929
Net proceeds from sale of property and equipment  . . . . . . .      20,000         88,366
                                                                 -----------     ----------
Net cash (used in) provided by investing activities . . . . . .  (1,647,557)     2,503,233

FINANCING ACTIVITIES
Repayment of note payable to officer  . . . . . . . . . . . . .      --           (750,000)
Repayment of borrowings   . . . . . . . . . . . . . . . . . . .  (1,500,000)    (2,862,500)
Increase in debt and equity placement costs . . . . . . . . . .      --           (361,690)
Net proceeds from issuance of common stock and Class be
 warrants   . . . . . . . . . . . . . . . . . . . . . . . . . .      --          3,860,877
Net proceeds from issuance of Class A common stock  . . . . . .  22,031,304         --
Exercise of stock options . . . . . . . . . . . . . . . . . . .     484,185        832,671
                                                                 -----------     ----------
Net cash provided by financing activities . . . . . . . . . . .  21,015,489        719,358
                                                                 -----------     ----------
Increase in cash and cash equivalents . . . . . . . . . . . . .  22,532,919      4,268,275
Cash and cash equivalents at beginning of period  . . . . . . .   5,432,088      2,371,314
                                                                 -----------     ----------
Cash and cash equivalents at end of period. . . . . . . . . . . $27,965,007     $6,639,589
                                                                 -----------     ----------
                                                                 -----------     ----------

See accompanying notes to unaudited condensed consolidated financial statements.

                        PREMIERE RADIO NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Premiere Radio Networks, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

     It is suggested that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2.  EARNINGS PER SHARE

     Earnings per share are based upon the combined weighted average number of shares outstanding during each interim period which include, where appropriate, the assumed exercise of dilutive stock options and warrants to purchase common stock. In computing earnings per share for the three months and nine months ended September 30, 1996 and 1995, the Company utilized the modified treasury stock method which assumes the exercise of all outstanding options and warrants to purchase common stock, and the use of the assumed proceeds thereof to purchase up to a maximum of 20% of the then outstanding common stock of the Company. Excess proceeds, if any, derived from the assumed purchase of such shares are assumed to be utilized to first reduce the outstanding balances of notes payable and second for investment in short term, cash equivalent marketable securities.

     As a result, for purposes of determining earnings per share for the three months ended September 30, 1996 and 1995, net income is adjusted for the hypothetical reduction in interest expense ($8,012 and $26,861, respectively), and for hypothetical interest income related to the assumed investment in marketable securities ($45,734 and $34,708, respectively), such adjustments having been made net of applicable income taxes. For purposes of determining earnings per share for the nine months ended September 30, 1996 and 1995, net income is adjusted for the hypothetical reduction in interest expense ($24,035 and $80,584, respectively), and for hypothetical interest income related to the assumed investment in marketable securities ($137,203 and $104,125, respectively), such adjustments having been made net of applicable income taxes.

                        PREMIERE RADIO NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




NOTE 2.  EARNINGS PER SHARE (CONTINUED)

     Earnings per share for the three months ended September 30, 1996 and 1995 are based upon 9,701,431 and 6,963,408 weighted average number of shares outstanding, respectively, and 9,413,755 and 5,499,780 weighted average number of shares outstanding for the nine months ended September 30, 1996 and 1995, respectively. (See Note 3, "Stockholders' Equity--Stock Offering and Stock Dividend")

NOTE 3.  STOCKHOLDERS' EQUITY--STOCK OFFERING AND STOCK DIVIDEND

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


NOTE 4.  ACQUISITIONS

     On March 20, 1995, the Company entered into a joint venture agreement with Marketing Research Partners, Inc. ("MRPI") to nationally syndicate Newstrack, a research service jointly developed by the Company and MRPI (the "Newstrack Joint Venture"). The Newstrack Joint Venture commenced operations on or about September 1, 1995 with the Company holding a 75% interest and MRPI holding a 25% interest. Effective September 3, 1996, the Company acquired the remaining 25% minority interest from MRPI for $303,188. The acquisition of the 25% minority interest in the Newstrack Joint Venture has been accounted for by the Company as a purchase.

     On September 27, 1996 the Company acquired substantially all of the assets of Philadelphia

                        PREMIERE RADIO NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Music Works, Inc. (herein, "PMW") from Andrew Mark, President of the Company's BRG/Music Works Division, for total consideration of $635,000, consisting of $435,000 in cash and $200,000 in a 6.5% interest, two-year promissory note. Further, additional consideration of up to $700,000 may be payable depending upon the audience levels delivered by PMW. The assets of PMW acquired by the Company consist principally of intellectual properties and other intangibles, including a library of over 6,000 jingles, third-party radio station affiliate broadcast contracts, and copyrights. The Company did not assume any pre-acquisition accounts payable or other obligations of PMW, except for certain commitments under real property and equipment leases. The acquisition of PMW was accounted for by the Company as a purchase.


     On September 27, 1996 the Company amended and restated an August 29, 1995 agreement pursuant to which it entered into future commitments to acquire licenses to three (3) production music libraries from Canary Productions, Inc. ("Canary"), which is wholly-owned by Andrew Mark. Under the amended and restated agreement, the Company has entered into future commitments to acquire one (1) additional production music library (i.e., four (4) production music libraries in total) from Canary. The licenses to the production music libraries will be acquired by the Company, one each year during the next four years, for a purchase price that will be based upon a formula of a multiple of earnings of each such library.

     On October 1, 1996, the Company consummated an agreement pursuant to which it acquired substantially all of the assets of Cutler Productions, Inc. and SJM Productions, Inc. (collectively, "Cutler") for consideration consisting of $8,500,000 cash. The assets of Cutler that were acquired by the Company consist principally of intellectual properties and other intangibles, including third-party radio station affiliate broadcast contracts, a library of programs and program rights, and copyrights. The Company did not assume any pre-acquisition accounts payable or other obligations of Cutler, except for certain commitments under real property and equipment leases. The acquisition of Cutler will be accounted for by the Company as a purchase, and was financed entirely through existing working capital of the Company. Also, Ronald Cutler, a 100% shareholder of Cutler prior to the above transaction, will be employed by the Company as President of the Company's Cutler Productions Division under a three
(3) year employment contract. In connection with the acquisition of Cutler, the Company will pay a $100,000 fee to Archon.

                          PREMIERE RADIO NETWORKS, INC.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION

     The Company is an independent creator, producer and distributor of innovative comedy, entertainment and music related programs, and a supplier of
research and other services for the radio industry.   Founded in 1987, the
Company's wide array of syndicated programs and research and other services are utilized by more than 5,000 independently owned radio station affiliates located in virtually every major market in the United States.

     The Company presently produces and distributes 37 syndicated programs and services which it distributes to radio station affiliates in exchange for commercial broadcast time. The group of radio stations which contracts with the Company to broadcast a particular program or utilize one of its services constitutes a "radio network." The Company derives a significant portion of its revenues from selling the commercial broadcast time on its radio networks to advertisers desiring national coverage. The Company also derives a portion of its revenues by acting as an exclusive sales representative for third-party network radio program and service producers and distributors.

     This discussion should be read in conjunction with the financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

     As a result of the Company's growth in its representation of third-party program producers and service providers and the impact of prior acquisitions, period-to-period results of operations may not be comparable, and the results of operations for the three months and nine months ended September 30, 1996 may not be indicative of results of operations for any future period.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995

     OPERATING REVENUES. Gross revenues for the three months ended September 30, 1996 and 1995 were $7.1 million and $5.7 million, respectively, representing an increase of $1.4 million, or 25%. Net operating revenues increased $1.2 million, or 24% from $5.0 million for the three months ended September 30, 1995, to $6.2 million for the three months ended September 30, 1996. These increases are principally due to increased gross advertising revenues related to network programs and services offset, in part, by lower promotions and other revenues. The increased advertising revenues resulted from the growth in established programming, the launch and acquisition of new programming, and the continued growth in the Company's Mediabase research services.

     Gross revenues for the nine months ended September 30, 1996 and 1995 were $19.1 million and $15.0 million, respectively, representing an increase of $4.1 million, or 28%. Net operating

                          PREMIERE RADIO NETWORKS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

revenues increased $3.5 million, or 26% from $13.3 million for the nine months ended September 30, 1995, to $16.8 million for the nine months ended September 30, 1996. These increases are principally due to increased gross advertising revenues related to the growth in established programming, the launch and acquisition of new programming, and the continued growth in the Company's Mediabase research services.

     PRODUCTION, PROGRAMMING AND PROMOTIONS EXPENSES. Production, programming and promotions expenses for the three months ended September 30, 1996 and 1995 were $1.7 million and $1.5 million, respectively, representing an increase of $0.2 million or 11%. The increase in production, programming and promotions expenses in absolute dollars was principally due to increased costs associated with the production of new programs and services, production costs associated with the operations of the Company's Broadcast Results Group ("BRG") division which was acquired in September 1995, and increased program distribution costs associated with the expansion of the Company's radio station affiliates, which were offset, in part, by decreased costs of promotions. As a percentage of net operating revenues, production, programming and promotions expenses decreased approximately 3% to 27% for the three months ended September 30, 1996 as compared to 30% for the three months ended September 30, 1995. The decreased production, programming and promotions expenses as a percentage of net operating revenues was principally due to the effects of higher overall net revenues, and the nature of fixed and variable components of production, programming and promotions expenses.

     Production, programming and promotions expenses for the nine months ended September 30, 1996 and 1995 were $5.1 million and $4.1 million, respectively, representing an increase of $1.0 million or 24%. The increase in production, programming and promotions expenses in absolute dollars was principally due to increased costs associated with the production of new programs and services, production costs associated with the operations of the Company's Broadcast Results Group ("BRG") division which was acquired in September 1995, and increased program distribution costs associated with the expansion of the Company's radio station affiliates, which were offset, in part, by decreased costs of promotions. As a percentage of net operating revenues, production, programming and promotions expenses decreased approximately 1% to 30% for the nine months ended September 30, 1996 as compared to 31% for the nine months ended September 30, 1995. The decreased production, programming and promotions expenses as a percentage of net operating revenues was principally due the effects of higher overall net revenues, and the nature of fixed and variable components of productions, programming and promotions expenses.

     As the Company expands its programming and services, the Company's income may, from time to time, be adversely affected because the initial expenses associated with such new programming and services are typically expensed in the quarter in which incurred.

                          PREMIERE RADIO NETWORKS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)



     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 1996 and 1995 were $2.9 million and $2.5 million, respectively, representing an increase of $0.4 million, or 14%. As a percentage of net operating revenues, selling, general and administrative expenses were 46% and 50% during the three months ended September 30, 1996 and 1995, respectively, representing a decrease as a percentage of net operating revenues of approximately 4%. The increase in selling, general and administrative expenses in absolute dollars is principally due to the Company's expansion of its sales and marketing efforts related to the launch of new programs and services, and increased amortization expenses resulting from acquisitions of additional intellectual properties and other intangible assets. The decreased selling, general and administrative expenses as a percentage of net operating revenues was principally due to the effects of higher overall net revenues and the nature of fixed and semi-variable components of selling, general and administrative expenses.


     Selling, general and administrative expenses for the nine months ended September 30, 1996 and 1995 were $7.6 million and $6.2 million, respectively, representing an increase of $1.4 million, or 22%. As a percentage of net operating revenues, selling, general and administrative expenses were 45% and 47% for the nine months ended September 30, 1996 and 1995, respectively, representing a decrease of approximately 2%. The increase in selling, general and administrative expenses in absolute dollars is principally due to expenses associated with the operations of BRG which the Company acquired during the third quarter of 1995, the Company's expansion of its sales and marketing efforts related to the launch of new programs and services, and increased amortization expenses resulting from acquisitions of additional intellectual properties and other intangible assets. The decreased selling, general and administrative expenses as a percentage of net operating revenues was principally due to the effects of higher overall net revenues and the nature of fixed and semi-variable components of selling, general and administrative expenses.

     OPERATING INCOME. Operating income for the three months ended September 30, 1996 was $1.7 million, an increase of $0.7 million, or 63%, over the same three-month period in 1995. Operating income for the nine months ended September 30, 1996 was $4.1 million, an increase of $1.1 million, or 37%, over the same nine-month period in 1995. The increased operating income was principally due to increased net advertising revenues resulting from the growth in established programming, the launch or acquisition of new programming, and the continued growth in the Company's Mediabase research services.

     OTHER INCOME. Other income (net) for the three months ended September 30, 1996 was $0.4 million, an increase of $0.3 million as compared

                          PREMIERE RADIO NETWORKS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

     to the same period in 1995. Other income for the nine months ended September 30, 1996 was $1.0 million, an increase of $0.6 million as compared to the same period in 1995. Other income for the three months and nine months ended September 30, 1996 included increased interest income (net) of $0.3 million and $0.9 million, respectively, attributable to the Company's investment of the net proceeds derived from the Offering in short-term, cash equivalent marketable securities, lower overall outstanding indebtedness, and the waiver of certain commitment fees payable to Archon Communications, Inc. Other income for the nine months ended September 30, 1995 included a one-time gain on the sale of the Company's Denver, Colorado radio station KZDG-FM ("KZDG") of $0.4 million. See "Liquidity and Capital Resources."

     INCOME TAXES. The provision for income taxes for the three months ended September 30, 1996 and 1995 was $0.8 million and $0.5 million, respectively. The provision for income taxes for the nine months ended September 30, 1996 and 1995 was $2.0 million and $1.4 million, respectively. The estimated effective tax rate utilized by the Company for the three months and nine months ended September 30, 1996 was 40.2%, while the estimated effective tax rate for the three months and nine months ended September 30, 1995 was 40.8%.

     NET INCOME AND EARNINGS PER SHARE. Net income for the three months ended September 30, 1996 and 1995 was $1.3 million, or $0.14 per share, and $0.7 million, or $0.10 per share, respectively. Net income for the nine months ended September 30, 1996 and 1995 was $3.0 million, or $0.34 per share, and $2.1 million, or $0.41 per share, respectively. The increased net income for the three months and nine months ended September 30, 1996 was principally due to increased operating income and interest income earned on the Company's investments in short-term, cash equivalent marketable securities. Earnings per share, which includes the dilutive effects of stock options and warrants to purchase Common Stock and Class A Common Stock, are based upon 9,701,431 and 6,963,408 weighted average shares for the three months ended September 30, 1996 and 1995, respectively. Earnings per share for the nine months ended September 30, 1996 and 1995 are based upon 9,413,755 and 5,499,780 weighted average shares, respectively.

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

                          PREMIERE RADIO NETWORKS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)


     Net cash provided by operating activities for the nine months ended September 30, 1996 and 1995 was $3.2 million and $1.0 million, respectively. The increased cash flows from operations during the 1996 interim period was principally due to increased operating income, lower prepaid expenses and lower other current assets offset, in part, by increased accounts receivable associated with the Company's revenue growth, and decreased accounts payable and accrued expenses.

     Net cash (used in) provided by investing activities for the nine months ended September 30, 1996 and 1995 was $(1.6) million and $2.5 million, respectively. The decrease in net cash (used in) provided by investing activities during the 1996 interim period is primarily attributable to the proceeds generated from the sale of KZDG during the nine months ended September 30, 1995.

     Net cash provided by financing activities for the nine months ended September 30, 1996 and 1995 were $21.0 million and $0.7 million, respectively. Net cash provided by financing activities during the 1996 interim period increased principally due to proceeds generated from the sale of Class A Common Stock in connection with the Offering.

     The Company's working capital at September 30, 1996 was $32.6 million as compared to $8.8 million at December 31, 1995. This increase in working capital was primarily attributable to an increase in cash and cash equivalents resulting from the sale of Class A Common Stock in connection with the Offering.

     On July 28, 1995, the Company, Archon and certain management stockholders entered into a Commitment Agreement pursuant to which Archon agreed to purchase up to $10.8 million principal amount of debentures (the "Debentures") and 1,080,000 Class A Warrants upon the Company's call at any time until October 28, 1996, including 707,000 Class A Warrants which are issuable to Archon whether or not the Company exercises its call rights with respect to the Debentures. The Company has recorded, as debt issuance costs, the value of the 707,000 Class A Warrants issuable to Archon whether or not the Debentures are issued as well as certain legal, professional and other costs directly related to the Debentures. The Company's option to call on Archon to purchase all of the Debentures expired on October 28, 1996. Because the Company did not exercise its call option, the Company will write-off the unamortized debt issuance costs related to the 707,000 Class A Warrants and other unamortized debt issuance costs resulting in a one-time earnings charge during the fourth quarter of 1996 of approximately $2.0 million.

     In connection with Archon's commitment to purchase the Debentures, Archon had charged the Company a facility fee payable to Archon of 0.3% of the unused commitment for each quarter during which the commitment is outstanding ($32,400 per quarter, assuming none of the commitment is called). The Company had not paid this commitment fee since January 1996. Effective July 1, 1996,

                          PREMIERE RADIO NETWORKS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

Archon agreed to waive the commitment fees (including any accrued, but unpaid commitment fees). Accordingly, included in results of operations for the three months ended September 30, 1996 is a reduction in interest expense of $64,800 relating to commitment fees accrued to Archon from January 1, 1996.

     In connection with the acquisition of BRG, the Company issued a non-interest bearing note in the face amount of $412,500 due in January 1997.
 In connection with the acquisition of Philadelphia Music Works, Inc.
("PMW"), the Company issued a 6.5% note payable in the face amount of $200,000 which is due in quarterly installments through September 1998. In addition, the Company has entered into a commitment, as amended and restated, to acquire the licenses for four production music libraries from an affiliate of BRG and PMW for a purchase price that will be based on a specified formula.

     On January 25, 1996, the Company completed the sale of 2,250,000 shares of its Class A Common Stock (of which 2,040,000 shares were sold by the Company, and 210,000 shares by certain management shareholders of the Company which the management shareholders had obtained through exchanging 210,000 shares of Common Stock for 210,000 shares of Class A Common Stock) at $12.17 per share (as adjusted for the effects of the Class A Dividend) pursuant to the Offering and received net proceeds (net of underwriting discounts, commissions and expenses) of approximately $22.0 million.

     Management believes that its available cash together with operating revenues will be sufficient to fund the Company's working capital requirements through December 31, 1996.

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


                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company may be a party to various legal actions and complaints arising

                          PREMIERE RADIO NETWORKS, INC.

                                OTHER INFORMATION

                                   (CONTINUED)

in the ordinary course of business. In the opinion of the Company's management, the litigation in which it currently is a party is not material to the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on August 13, 1996 ("Annual Meeting"). A brief description of each matter voted upon at the Annual Meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominated director follows.

     The stockholders voted on a proposal to elect eight directors to serve for the ensuing year. The vote with respect to each such nominee follows.


                                                            Voting
                                                            Authority    Broker
Nominee(s):         Affirmative    Negative  Abstentions    Withheld  Non-Votes
-----------         -----------    --------  -----------    --------- ---------
Stephen C. Lehman    2,293,728       - 0 -       - 0 -         735       - 0 -
Kraig T. Kitchin     2,293,728       - 0 -       - 0 -         735       - 0 -
Harold S. Wrobel     2,293,728       - 0 -       - 0 -         735       - 0 -
David J. Evans       2,293,728       - 0 -       - 0 -         735       - 0 -
Robert M. Fell       2,293,728       - 0 -       - 0 -         735       - 0 -
Andrew Schuon        2,293,728       - 0 -       - 0 -         735       - 0 -
David E. Salzman     2,293,728       - 0 -       - 0 -         735       - 0 -
Kenin M. Spivak      2,293,728       - 0 -       - 0 -         735       - 0 -

    The stockholders voted on a proposal to amend the Certificate of Incorporation of the Company to provide that (a) each share of Common Stock, $0.01 par value per share ("Common Stock"), shall be entitled to ten (10) votes per share and each share of Class A Common Stock, $0.01 par value per share ("Class A Common Stock"), shall be entitled to one vote per share, (b) each share of Common Stock shall be convertible into one share of Class A Common Stock at the option of the holder thereof, (c) that the Company may not treat the Common Stock and Class A Common Stock differently (except for voting rights) in any merger, reorganization, recapitalization or similar transaction or support a tender offer which attempts to do so and (d) the authorized number of shares of Common Stock and Class A Common Stock be increased to 14,000,000 and 20,000,000 shares, respectively. The vote with respect to this proposal was as follows:

                             PREMIERE RADIO NETWORKS, INC.

                                 OTHER INFORMATION

                                   (CONTINUED)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

     Affirmative votes         2,182,447
     Negative votes              111,066
     Votes withheld                  -0-
     Abstentions                     950
     Broker non-votes                -0-

     The stockholders voted on a proposal to ratify the appointment of Ernst & Young LLP to serve as the Company's independent accountants and auditors for the fiscal year ending December 31, 1996. The vote with respect to this proposal was as follows:

     Affirmative votes          2,293,898
     Negative votes                   420
     Votes withheld                   -0-
     Abstentions                      145
     Broker non-votes                 -0-

     The stockholders voted on a proposal to approve an amendment to the Company's 1992 Stock Option Plan ("1992 Plan") to increase the number of shares of Common Stock subject to the 1992 Plan from 525,000 to 547,207 shares. The vote with respect to this proposal was as follows:

     Affirmative votes          2,280,805
     Negative votes                13,293
     Votes withheld                   -0-
     Abstentions                      365
     Broker non-votes                 -0-

     The stockholders voted on a proposal to approve an amendment to the Company's 1995 Stock Option Plan ("1995 Plan") to increase the number of shares of Class A Common Stock subject to the 1995 Plan from 461,887 to 1,113,887 shares. The vote with respect to this proposal was as follows:

     Affirmative votes          2,219,524
     Negative votes                74,514
     Votes withheld                   -0-
     Abstentions                      365
     Broker non-votes                 -0-

                        PREMIERE RADIO NETWORKS, INC.

ITEM 6(A).  EXHIBITS

     11. Computation of Per Share Earnings*

ITEM 6(B).  REPORTS ON FORM 8-K

     None.




----------------------
*  Exhibit has been filed herewith.

                       PREMIERE RADIO NETWORKS, INC.

Signature(s)


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                   PREMIERE RADIO NETWORKS, INC. (REGISTRANT)





   By     /s/ Stephen C. Lehman                         Date: November 12, 1996
     -----------------------------                      -----------------------
           Stephen C. Lehman
           Chairman of the Board, President
           and Chief Executive Officer


   By:     /s/ Daniel M. Yukelson                       Date: November 12, 1996
     -----------------------------                      -----------------------
           Daniel M. Yukelson
           Vice President/Finance and
           Chief Financial Officer, and Secretary
           (Principal Financial and Accounting Officer)