Form 10KSB
period 1996-12-31
PREMIERE RADIO NETWORKS INC
filed 1997-04-11
CIK 885084

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------


                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      UNDER
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For The Fiscal Year Ended December 31, 1996

                                   -----------

                          PREMIERE RADIO NETWORKS, INC.
                 (Name of small business issuer in its charter)

          DELAWARE                 0-20065                  95-4083971
(State of Incorporation)    (Commission File No.)        (I.R.S. Employer
                                                        Identification No.)

                                   -----------

                      15260 VENTURA BOULEVARD, FIFTH FLOOR
                       LOS ANGELES, CALIFORNIA 91403-5339
                                 (818) 377-5300

(Address and telephone number of principal executive offices and principal place of business)

                                   -----------

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

     Title of Each Class                   Name of Exchange of Which Registered
     -------------------                   ------------------------------------

     Common Stock, $.01 Par Value          NASDAQ National Market
     Class A Common Stock, $.01 Par Value  NASDAQ National Market

                                  ------------

     Indicate by a check mark whether the small business issuer (i.) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the small business issuer was required to file such reports), and (ii.) has been subject to such filing requirements for the past 90 days.

                         Yes [X]             No [ ]

     Indicate by a check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.

                         [ ]
                                   -----------


     On April 7, 1997, the Registrant had 1,438,805 shares outstanding of Common Stock, $0.01 par value, and 3,018,605 shares outstanding of Class A Common Stock, $0.01 par value, each held by non-affiliates at $16.00 per share. The combined market value of the Registrant's Common Stock and Class A Common Stock held by non-affiliates at that date was $71,318,560.

     Registrant's gross revenues for its fiscal year ended December 31, 1996 were $27,147,199.

     On April 7, 1997 Registrant had 3,654,121 shares outstanding of Common Stock, $0.01 par value and 4,253,794 shares outstanding of Class A Common Stock, $0.01 par value (excluding 4,000 and 216,100 shares of Common Stock and Class A Common Stock, respectively, that are held in treasury).

                                   -----------

DOCUMENTS INCORPORATED BY REFERENCE: None

     The Registrant's proxy statement for its fiscal year ended December 31, 1996 will be filed in connection with the 1997 Annual Meeting of Stockholders.

                          PREMIERE RADIO NETWORKS, INC.

                                DECEMBER 31, 1996

                              INDEX TO FORM 10-KSB


Part I                                                           Page Number
------                                                           -----------

     1.   Description of Business                                   4 - 8

     2.   Description of Property                                   8

     3.   Legal Proceedings                                         9

     4.   Submission of Matters to a Vote of Security Holders       9


Part II
-------

     5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                               10

     6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       11 - 18

     7.   Financial Statements and Supplementary Data               18

     8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                       18

Part III
--------

     9.   Directors and Executive Officers of the Registrant        19 - 22

     10.  Executive Compensation                                    22 - 25

     11.  Security Ownership of Certain Beneficial Owners
          and Management                                            25 - 27

     12.  Certain Relationships and Related Transactions            28 - 29

     13.  Exhibits                                                  30 - 31

          SIGNATURES                                                32 - 33

                          PREMIERE RADIO NETWORKS, INC.

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

     Based in Los Angeles, California, Premiere Radio Networks, Inc. (the "Company") is a leading independent creator, producer and distributor of innovative comedy, entertainment and music-related programs and a supplier of research, production music libraries and other services to the radio industry. The Company offers programs and services to radio stations in exchange for commercial broadcast time which the Company then sells to more than 350 national advertisers. The Company has grown from three programs and 250 radio station affiliates at its inception in 1987 to 52 programs and services and approximately 6,000 radio station affiliates today. The Company's radio station affiliates broadcast in markets that reach more than 99% of the population of the U.S. Management believes that, based on advertising revenues generated by its programs and services, the Company is the fourth largest producer and distributor of network radio programming and services to the radio industry in the U.S. behind Westwood One Entertainment, ABC Radio Networks, and CBS Radio Networks. See "Industry Overview" and "Competition."

     The Company was incorporated in California in January 1987 and reincorporated in Delaware in July 1995. The Company's principal executive offices are located at 15260 Ventura Boulevard, Fifth Floor, Los Angeles, California 91403-5339, and its telephone number is (818) 377-5300.

     In July 1995, Archon Communications, Inc. ("Archon") made a significant investment in the Company. The Company has been advised that Archon is currently 50% owned by each of Archon Communications Partners, LLC ("ACP") and a subsidiary of The News Corporation ("NewsCorp"). Archon's representatives on the Company's Board of Directors include executives designated by ACP and NewsCorp.

     On April 7, 1997, the Company announced that it had signed a definitive merger agreement with Jacor Communications, Inc. ("Jacor") pursuant to which Jacor will acquire 100% of the outstanding Common Stock, Class A Common Stock and common Stock equivalents of the Company for cash and stock valued at approximately $185 million or approximately $18 per share, consisting of $13.50 in cash with the balance in Jacor common stock. The acquisition price is subject to adjustment in certain circumstances. Actual closing of the merger transaction is subject to regulatory review, including the expiration of the applicable Hart-Scott-Rodino waiting period, and other customary closing considerations. See Note 17 to the Company's audited financial statements.

FORWARD-LOOKING STATEMENTS

     This Form 10-KSB, particularly Item 1 and Item 6, contains certain forward-looking statements and other statements that are not historical facts. There can be no assurance that the Company has accurately identified and properly weighed all of the factors which affect market conditions for the Company's programs and services, that the public information regarding market conditions and other factors upon which the Company has relied is accurate or complete, or that the Company's analysis of the market and demand for its commercial broadcast inventory, programs and services is correct and, as a result, the strategy based upon such analysis will be successful. Factors which could affect that market for the Company's commercial broadcast inventory, programs and services include the competition for radio advertising revenues, competition for advertising revenues with other media, listening preferences of radio listeners and changes in the laws, rules and regulations affecting the broadcast industry.

                          PREMIERE RADIO NETWORKS, INC.

                                     PART I


BUSINESS STRATEGY

     The Company currently produces 33 network programs, which target the most popular radio formats, including Adult Contemporary, Album Oriented Rock, Contemporary Hit Radio, Country, News/Talk, Oldies and Urban. The Company specializes in a form of "interactive" programming which provides radio station affiliates with program elements that can be customized and integrated locally, enabling local on-air personalities to actively participate by inserting their own voice within Company-scripted dialogues and pre-recorded program elements. The Company also produces mini-features, including LEEZA GIBBONS' ENTERTAINMENT TONIGHT ON THE RADIO and THE MELROSE PLACE MINUTE and long-form programming, including LEEZA GIBBONS' TOP 25 COUNTDOWN, THE MICHAEL REAGAN SHOW, THE JIM ROME SHOW, and AFTER MIDNITE WITH BLAIR GARNER in addition to its comedy programs. Management believes that the Company is the largest producer and distributor of syndicated radio comedy in the U.S.

     The Company has expanded the programs and services it offers through internal development, and through the selective investment in and/or acquisition of assets and businesses which complement the Company's operations.

     In January 1997, the Company acquired After MidNite Entertainment, Inc. ("AME"), a producer and distributor of five country western network radio programs and a production music library. Through its acquisition of AME, the Company intends to expand its slate of country music programming. In November 1996, the Company completed its $4.0 million minority investment in and strategic alliance with AudioNet, Inc. ("AudioNet"), a leading aggregator and broadcaster of audio content on the Internet and World Wide Web. As part of the AudioNet investment, the Company became AudioNet's exclusive network radio sales representative and will act as a strategic partner with AudioNet to expand its base of radio station affiliates and advertisers on AudioNet's and the Company's Web sites.

     In September 1996, the Company completed its acquisition of Cutler Productions, Inc. and SJM Productions, Inc. (collectively, "Cutler"), the second largest producer and distributor of syndicated comedy radio programming.
Through the acquisition of Cutler, the Company acquired six comedy and music programs broadcast on more than 700 radio station affiliates and further solidified its position as the largest producer and distributor of syndicated comedy radio programming in the U.S. Also in September 1996, the Company acquired Philadelphia Music Works, Inc. ("PMW"). Through its acquisition of PMW, the Company began producing and distributing jingle services directly to advertisers for cash and to affiliated radio stations in exchange for commercial broadcast inventory. In August 1995, the Company acquired Broadcast Results Group ("BRG"), through which it provides production music libraries to its radio station affiliates.

     Through its acquisition of Mediabase Research Services ("Mediabase") in 1993, the Company began providing a comprehensive radio research service. During 1995, the Company debuted its Newstrack service, which provides, among other things, comprehensive weekly call-out research services for News/Talk radio formats. The Company believes that its research services provide information that helps its radio station affiliates increase their audience share and ratings in an increasingly competitive market. The Company's strategy is to provide its services, which are typically available from the Company's competitors on a cash basis, in exchange for commercial broadcast inventory from its radio station affiliates. Compared to cash basis distribution, the Company's method of distribution makes its services more attractive to radio stations which have limited cash resources and/or excess commercial broadcast inventory. Since the Company generally offers such services to radio stations on a non-exclusive basis, the Company is able to sell its services to more than one radio station affiliate in each market.

                          PREMIERE RADIO NETWORKS, INC.

                                     PART I


     The Company has a national, in-house sales force and infrastructure which sells commercial broadcast inventory to more than 350 national advertisers. The Company has been able to leverage its sales force and generate additional revenues without significant additional overhead costs by providing network advertising sales representation services, on a commission basis, to third-party radio networks and independent programming and service suppliers that do not have their own sales force. The Company believes that it is presently the second largest network radio advertising sales representative in the U.S. in terms of its gross billings. Currently, the Company represents 9 independent radio networks, including WOR Radio Networks, One-on-One Sports Radio Network, and Accuweather.

     The Company's growth strategy involves a continuing commitment to both internal development and expansion through acquisitions. The Company's principal objective is to maximize the value and quantity of its commercial broadcast inventory and other revenue sources. The principal strategies employed by management to achieve this objective are to: (i) develop, produce and distribute high quality radio programming; (ii) offer a broad array of services, including research, music libraries and jingle packages; (iii) acquire assets or businesses complementary to the Company's operations; and (iv) leverage its advertising sales force through third-party sales representation services. The Company's strategies are set forth below.

     PROVIDE HIGH QUALITY RADIO PROGRAMMING. One of the Company's principal operating strategies is to provide high quality radio programs targeted to the most popular radio station formats in order to obtain commercial broadcast inventory that the Company then resells to national advertisers. The Company specializes in a form of "interactive" programming which enables local on-air personalities to participate by inserting their own voice within Company-scripted dialogues and pre-recorded programs. As evidence of its success in creating innovative and entertaining programming, the Company has attracted radio station affiliates in each of the top 50 U.S. radio markets. The Company intends to develop additional programming by using its internal creative staff, contracting with outside on-air talent and acquiring other programming companies. The Company presently has a total of 33 long-form and short-form network radio programs, including several of the most popular, nationally renowned radio personalities such as Leeza Gibbons, Jim Rome, Michael Reagan, Ken Hamblin, and Blair Garner.

     OFFER BROAD ARRAY OF SERVICES. The Company provides a variety of services to the radio industry. The Company offers radio station affiliates music and News/Talk research through Mediabase and Newstrack, which the Company believes provides information that helps its radio station affiliates increase their audience share and ratings in an increasingly competitive market. In addition, the Company offers production music libraries and jingle packages through BRG and PMW. The Company's strategy is to provide its services, which are typically available from others on a cash basis, in exchange for commercial broadcast inventory from its radio station affiliates. The research services are offered on a non-exclusive basis, enabling the Company to sell these services to more than one radio station affiliate in each market. The Company plans to increase its services through internal development and the acquisition of complementary radio-related businesses.

     ACQUIRE COMPLEMENTARY ASSETS OR BUSINESSES. The Company's business strategy includes the expansion of the Company through the acquisition of complementary strategic assets or businesses. The Company has made several strategic acquisitions since its founding, including three corporate acquisitions and one strategic investment during 1996 and early 1997.
Management believes that the Company's potential acquisition targets include competitors of the Company which produce, distribute and sell radio programming; radio research companies; and other companies that provide complementary services to the

                          PREMIERE RADIO NETWORKS, INC.

                                     PART I


radio and related industries. The Company has and would consider acquisitions of varying sizes, including businesses which are larger than the Company.

     MAINTAIN AND LEVERAGE NATIONAL ADVERTISING SALES FORCE. The Company has a full-service, national advertising sales force, which management believes provides it with a key competitive advantage over many other independent network radio program syndicators. The Company's sales force has relationships with approximately 150 advertising agencies that represent over 350 national advertisers. To enhance its cash flow, the Company makes its advertising sales force available to third party network radio programmers and independent radio programming and service suppliers that do not employ their own sales force. Such sales representative service enables the Company to leverage its sales force, thereby generating increased revenue with only incremental associated costs. The Company intends to continue to leverage its sales force by pursuing additional, profitable sales representation opportunities in the future.

INDUSTRY OVERVIEW

     According to the National Association of Broadcasters ("NAB"), there are more than 10,000 commercial radio stations in the U.S. Given radio's wide reach and relatively low advertising costs in comparison to print and television media, radio is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Radio is a popular form of advertising due to the very short lead time between commercial production and broadcast, the relative ease and low cost of producing radio commercials, the relatively small seasonal variation in radio listening patterns, and the fact that more than half of all radio listening occurs away from the home, closer to the point of purchase. Estimates of total 1996 radio advertising revenues were in excess of $11.5 billion, which included estimates of total network radio advertising in excess of $600 million.

     Radio stations develop formats, such as music, news/talk or various types of entertainment programming, intended to appeal to a target listening audience with demographic characteristics that will attract national, regional and local commercial advertisers. However, limited financial and creative resources, among other things, prevent most radio stations from producing national quality programming, or developing their own research or related services. Accordingly, radio stations rely on network programming, research and other services from independent producers or "syndicators," such as the Company, to enhance their existing local programming and research. A network programmer licenses programming, research or related services to radio stations in exchange for a contractual amount of commercial broadcast time which is then resold to advertisers requiring national coverage. Research and other services are generally acquired by stations for commercial broadcast time, cash or a combination thereof.

     By placing a program or service with radio stations throughout the U.S., the syndicator creates a "network" of radio stations that have agreed to carry its programming or receive its services in exchange for commercial broadcast time. The commercial broadcast time for such programs may vary from market to market within a specified time period, depending upon the requirements of the particular radio station affiliate. Rates for the sale of advertising time are generally established on the basis of audience ratings for the specific demographic group targeted by the advertiser. Audience levels and demographics are measured and rated by the Arbitron Research Company Nationwide Service ("Arbitron"), which periodically measures the percentage of the radio audience in a market area listening to a particular radio station during specified dayparts or by Statistical Research, Inc.'s RADAR Service ("RADAR"), which measures the listening audience at the specific time a commercial is actually broadcast.

                          PREMIERE RADIO NETWORKS, INC.

                                     PART I


     Network programming may be pre-recorded and distributed to radio station affiliates in advance via compact discs, audiotapes or satellite, enabling an affiliate to broadcast the program within any prescribed time period established by agreement between the affiliate and the program syndicator, or may be distributed live via satellite, aired either simultaneously throughout the U.S. or at the same hour of the day in each time zone.

SEASONALITY

     As is standard in the network radio industry, the Company's revenues have historically been highest in the second and third quarters and lowest in the first and fourth quarters. Other than sales commissions paid to the Company's sales personnel, costs do not vary significantly with respect to the seasonal fluctuation of revenues. As a result, the Company's net income historically has typically been highest in the second and third quarters and lowest in the first and fourth quarters. See "Industry Overview."

COMPETITION

     Competition for radio advertising revenues and audience share is intense. The Company competes with approximately ten other major network radio companies in the U.S., some of which have greater financial resources than the Company, as well as with smaller independent producers and distributors. In addition, several of the Company's competitors are affiliated with major radio station group owners, have recognized brand names and have large networks which include affiliates to which such competitors pay compensation to broadcast the network's commercials. The Company's largest direct competitors include ABC Radio Networks, Westwood One Radio Networks and CBS Radio Networks, which the Company estimates accounted for an aggregate of approximately 70% of total network radio advertising revenues. The principal competitive factors in the radio industry are the quality and creativity of programming and the ability to provide advertisers with a cost-effective method of delivering commercial advertisements. In addition, the radio industry competes for advertising revenues with television, print, outdoor and other media. Management believes that the quality and creativity of the Company's programming and the capability of its affiliate relations and advertising sales force have enabled the Company to become a significant competitor in network radio. Furthermore, research is provided by many other companies, many of which may have greater financial resources than the Company.

EMPLOYEES AND OTHERS

     As of April 7, 1997, the Company had 142 full-time employees. In addition, the Company maintains continuing relationships with more than 50 independent writers, program hosts, technical personnel and producers. The Company is not a party to any collective bargaining agreement. The Company believes its relations with its employees and independent contractors are good.

ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTIES

     The Company leases approximately 28,600 square feet of office space in Los Angeles, California in which its corporate headquarters, and programming and research facilities are located. The lease expires December 31, 2000, and the annual base rent for such facilities is approximately $464,400. The Company also leases sales and marketing and/or programming facilities in New York, New York; Chicago, Illinois; St. Louis, Missouri; Garner, North Carolina; Troy, Michigan; Denver, Colorado and Wayne, Pennsylvania

                          PREMIERE RADIO NETWORKS, INC.

                                     PART I


for an aggregate annual base rent of approximately $366,000. The Company believes that its properties are in good condition and are adequate for its operations in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company may be a party to various legal actions and complaints arising in the ordinary course of business. At the present time, the Company is not a party to any such legal actions or complaints which if adversely determined would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                          PREMIERE RADIO NETWORKS, INC.

                                     PART II


ITEM 5. MARKET INFORMATION FOR SMALL BUSINESS ISSUER'S COMMON STOCK AND CLASS A COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the periods indicated, the range of low and high bid quotations for the Common Stock and Class A Common Stock as reported by the Nasdaq National Market ("NNM"). The prices reflect inter-dealer quotations without retail mark-ups, mark-downs or commissions and may not represent actual transactions. The Company's Class A Common Stock began trading on the NNM on January 26, 1996 in conjunction with the Offering, as hereinafter defined. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

                                                                Low       High
                                                                ---       ----

Common Stock, $.01 Par Value:
-----------------------------

YEAR ENDED DECEMBER 31, 1995*
   First Quarter . . . . . . . . . . . . . . . . . . . . . .   $4.50      $7.17
   Second Quarter. . . . . . . . . . . . . . . . . . . . . .   $5.67      $8.00
   Third Quarter . . . . . . . . . . . . . . . . . . . . . .   $7.17     $19.33
   Fourth Quarter. . . . . . . . . . . . . . . . . . . . . .  $10.33     $14.67
YEAR ENDED DECEMBER 31, 1996*
   First Quarter . . . . . . . . . . . . . . . . . . . . . .  $10.67     $14.33
   Second Quarter. . . . . . . . . . . . . . . . . . . . . .  $11.25     $16.00
   Third Quarter . . . . . . . . . . . . . . . . . . . . . .   $9.88     $14.25
   Fourth Quarter. . . . . . . . . . . . . . . . . . . . . .  $10.00     $13.00

Class A Common Stock, $.01 Par Value:
-------------------------------------

YEAR ENDED DECEMBER 31, 1996*
   First Quarter (since January 26, 1996). . . . . . . . . .  $10.17     $13.17
   Second Quarter. . . . . . . . . . . . . . . . . . . . . .  $10.75     $15.63
   Third Quarter . . . . . . . . . . . . . . . . . . . . . .  $10.00     $12.88
   Fourth Quarter. . . . . . . . . . . . . . . . . . . . . .   $9.75     $12.75

* - As adjusted, where applicable, to give effect to a one-for-two stock dividend. See "Dividends."

     On April 7 1997, the last sale price of the Common Stock and the Class A Common Stock was $16.00 per share. The Company estimates that as of April 6 1997, there were approximately 68 holders of record of the Common Stock and 60 holders of record of the Class A Common Stock, and an aggregate of 2,850 beneficial holders of the Common Stock and Class A Common Stock.

DIVIDENDS

     The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain all earnings to finance the continued growth of the Company's business and does not anticipate paying any cash dividends in the foreseeable future on its Common Stock or Class A Common Stock.

     The Company declared a one-for-two stock dividend, effected in the form of a three-for-two stock split, of Class A Common Stock payable on March 25, 1996 to all holders of Common Stock and Class A Common Stock on the April 1, 1996 record date for such dividend. The Company may declare other stock

                          PREMIERE RADIO NETWORKS, INC.

                                     PART II


dividends from time to time in the future. All dividends will treat the Class A Common Stock on the same basis as the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 of Notes to Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY OVERVIEW

     The Company is a leading independent creator, producer and distributor of innovative comedy, entertainment and music related programs and a supplier of research and other services to the radio industry.

     The U.S. radio industry consists of over 10,000 commercial radio stations. Radio stations rely on network radio programmers and distributors, such as the Company, to provide national quality programming and research and other services to enhance their existing programming and ratings. Limited financial and creative resources, among other matters, typically prevent most radio stations from producing their own national quality programming, research or related services. The group of radio stations or "affiliates" which contract with a distributor to broadcast a particular program or utilize one of its services constitute a "radio network."

     Network radio advertising, in general, involves the sale of commercial broadcast time within specific time periods of the day or "dayparts" on a given network programmer's station affiliates throughout the U.S. Network program providers obtain a station's commercial broadcast time in exchange for programs or services. In certain cases, network programmers pay compensation to radio stations for "clearing" commercial time, whether or not the station broadcasts the network's programming. The Company does not currently pay compensation to radio station affiliates for "clearing" its commercial time. As the Company grows and increases the number of long-form programs it offers to radio stations, the Company may elect to pay compensation if it concludes that to do so would enhance the penetration and ratings for its radio networks.

     The creation of a "radio network" enables the Company to sell the acquired commercial broadcast inventory to advertisers desiring national coverage. Rates for the sale of network advertising are established on the basis of audience delivery or ratings and the demographic composition of the listening audience. The Company sells commercial broadcast time by "guaranteeing" certain ratings and demographics. There can be no assurance that the guarantee will be achieved. If the radio network on which the commercial broadcast time is sold does not achieve the guarantee, the Company may be obligated to offer the advertiser additional advertising time (I.E., "make goods" or "bonus spots") on the same radio network or on an alternate radio network. "Make goods" or "bonus spots" are the predominant means whereby the Company satisfies such obligations to advertisers. Alternatively, the Company could be obligated to refund or credit a portion of the advertising revenue derived from such sales. Historically, the Company has not had to rebate cash.

     Advertisers which purchase commercial broadcast time from the Company include nine of the top ten network radio advertisers in the U.S., and in total include more than 350 national advertisers. National advertisers that regularly purchase advertising time on the Company's networks include AT&T, Hershey, McDonalds, Nabisco, Sears, Roebuck & Co. and Warner-Lambert.

     In certain circumstances, the Company accepts barter arrangements with advertisers, exchanging excess Company inventory of perishable commercial broadcast time for goods and services. Such arrangements are common in the radio and television broadcasting industry. The Company's revenues from

                          PREMIERE RADIO NETWORKS, INC.

                                     PART II


barter arrangements, based upon the fair market value of the goods and services received for advertising time, were approximately 6.4%, 7.3%, and 7.5% of net operating revenues in 1996, 1995, and 1994, respectively. Although the Company historically has been able to use the goods and services received under its barter arrangements to lower its cash outlays, there can be no assurance that the Company will be able to continue to do so in the future. See Note 8 of Notes to Consolidated Financial Statements.

     As a result of the Company's growth in sales representation services for third-party program producers, its acquisitions of AME, PMW, BRG, Mediabase, and Olympia Broadcasting Networks ("Olympia") and its acquisition and divestiture of the Company's Denver, Colorado radio station KZDG-FM ("KZDG"), period-to-period results of operations may not be comparable, and the results of operations for the fiscal year ended December 31, 1996 may not be indicative of results for any future period.

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

     OPERATING REVENUES. Gross revenues for the fiscal years ended December 31, 1996 and 1995 were $27.1 and $20.8 million, respectively, representing an increase of $6.3 million, or 30.8%. Net operating revenues increased $5.5 million, or 30.1% from $18.3 million for the fiscal year ended December 31, 1995, to $23.8 million for the fiscal year ended December 31, 1996. These increases were principally due to increased gross advertising revenues that resulted from acquisitions of other independent network radio programmers and service providers, the continued growth in research services and the launch of new programs and services all of which were offset, in part, by lower overall revenues on certain syndicated comedy programs.

     PRODUCTION, PROGRAMMING AND PROMOTIONS EXPENSES. Production, programming and promotions expenses for the fiscal years ended December 31, 1996 and 1995 were $7.5 million and $5.5 million, respectively, representing an increase of $2.0 million, or 37.0%. As a percentage of net operating revenues, production, programming and promotions expenses were 31.5% and 29.9% for the fiscal years ended December 31, 1996 and 1995, respectively, representing an increase as a percentage of net operating revenues of 1.6%. The increase in production, programming and promotions expenses in absolute dollars resulted from production and programming costs associated with acquisitions completed during the later half of 1995 and during 1996, and costs associated with the production of new programs and services. From September 1995 through fiscal year ended December 31, 1996, the Company completed the acquisitions of BRG, Cutler and PMW; and also during that time acquired the distribution rights to or launched four new long-form programs, a new mini-feature and a new research service. All of the acquisitions and new programs and services are included in the Company's results of operations from their date of acquisition or introduction, except that programming costs incurred with respect to the development of new programs and services are expensed as incurred. The increase in production, programming and promotions expenses as a percentage of net operating revenues was principally due to acquisitions completed during the fourth quarter of fiscal year ended December 31, 1996 and the acquisition of distribution rights to three long-form, talk programs during that year. As the Company completes acquisitions or introduces new programs, production and programming costs may temporarily be higher as a percentage of net operating revenues as the Company assimilates the acquisitions within its operations and/or builds the revenue base of acquired or newly introduced programs and services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal years ended December 31, 1996 and 1995 were $9.0 million and $7.8 million, respectively, representing an increase of $1.2 million or 15.5%. The increase in selling, general and administrative expenses in terms of absolute dollars was due to the incremental overhead costs associated with acquired

                          PREMIERE RADIO NETWORKS, INC.

                                     PART II


companies such as BRG, Cutler and PMW, and increased salaries, sales and related costs associated with the Company's growth in programming and services. As a percentage of net operating revenues, selling, general and administrative expenses were 37.9% and 42.7% during the fiscal years ended December 31, 1996 and 1995, respectively, representing a decrease as a percentage of net operating revenues of 4.8%. The decrease in selling, general and administrative expenses as a percentage of net operating revenues was principally due to the effects of higher overall levels of gross operating revenues and the nature of fixed and variable components of selling, general and administrative expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $1.9 million and $1.3 million for the fiscal years ended December 31, 1996 and 1995, respectively, representing an increase of $0.6 million, or 50.8%. This increase was principally due to increased amortization expenses associated with acquisitions of the intellectual properties of BRG, Cutler and PMW.

     OTHER CHARGES.   In connection with attempted business acquisitions and the assimilation of completed business acquisitions during the year ended December 31, 1996, the Company incurred professional fees, severance, transition and other costs. The costs which aggregated $417,045 were charged to expense in the 1996 statement of income.

     OPERATING INCOME. Operating income for the fiscal year ended December 31, 1996 was $5.0 million, an increase of $1.2 million, or 32.3% over the same period in 1995. The increased operating income was principally due to increased net advertising revenues resulting from the acquisitions of other independent network radio programmers and service providers and the continued growth in Mediabase research services. In addition, lower overall operating expenses relative to total operating revenues contributed to higher operating income.

     OTHER INCOME AND (EXPENSES). Other income and (expenses) for the fiscal year ended December 31, 1996 was $(0.8) million, a decrease of $1.3 million versus the same period in 1995. Other income and (expenses) for the fiscal year ended December 31, 1996 principally included a one-time write-off of debt issuance costs which was offset by interest income on investments in short-term marketable securities. The Company had recorded debt issuance costs in connection with the Debentures, as hereinafter defined. Because the Company did not exercise its call on Archon to purchase the Debentures by October 28, 1996, the Company wrote-off the then remaining unamortized debt issuance costs resulting in a one-time earnings charge during the fourth quarter of 1996 of $1.9 million. See "Liquidity and Capital Resources" and Note 11 to the Company's audited financial statements. Interest income resulted from the Company's investment of proceeds received from the sale of Class A Common Stock in January 1996 (the "Offering"). See "Liquidity and Capital Resources." Other income for the fiscal year ended December 31, 1995 included a one-time gain on the Company's sale of KZDG in February 1995 ("KZDG Sale") of $0.5 million.

     INCOME TAXES. The provision for income taxes for each of the fiscal years ended December 31, 1996 and 1995 was $1.7 million. The estimated effective tax rate utilized by the Company for the fiscal year ended December 31, 1996 was 41.1%, while the estimated effective tax rate for the fiscal year ended December 31, 1995 was 40.2%.

     NET INCOME AND EARNINGS PER SHARE. Net income for the fiscal years ended December 31, 1996 and 1995 was $2.4 million, or $0.28 per share and $2.6 million, or $0.46 per share, respectively. The decreased net income for the fiscal year ended December 31, 1996 was principally due to the effects of the one-time write-off of debt issuance costs and Other Charges aggregating $2.4 million, all of which was offset, in part, by higher overall operating income and increased interest income. Earnings per share, which includes the

                          PREMIERE RADIO NETWORKS, INC.

                                     PART II


dilutive effects of options and warrants to purchase Common Stock, are based upon 8,929,954 and 6,105,494 shares for the fiscal years ended December 31, 1996 and 1995, respectively.

     The Company declared a one-for-two stock dividend in March 1996, effected in the form of a three-for-two stock split, of Class A Common Stock payable to all holders of Common Stock and Class A Common Stock on the April 1, 1996 record date for such dividend (the "Stock Dividend"). Per share earnings for the year ended December 31, 1995 has been adjusted to reflect the Stock Dividend. See "Dividends."

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1994

     OPERATING REVENUES. Gross revenues for the fiscal years ended December 31, 1995 and 1994 were $20.8 and $18.0 million, respectively, representing an increase of $2.8 million, or 15.2%. Net operating revenues increased
$2.3 million, or 14.6% from $16.0 million for the fiscal year ended December 31, 1994, to $18.3 million for the fiscal year ended December 31, 1995. These increases are principally due to increased gross advertising revenues related to network programs and services of $2.5 million ($2.1 million net revenues) and increased revenues from sales representation and other operating revenues of $1.5 million, which were offset by a decrease in revenues from the operation of KZDG of $1.2 million. The increased advertising revenues resulted from the growth in established programming, continued growth in Mediabase research services, and expansion in sales representation and marketing and promotional services. The decrease in KZDG revenues resulted from the KZDG Sale.

     PRODUCTION, PROGRAMMING AND PROMOTIONS EXPENSES. Production, programming and promotions expenses for the fiscal years ended December 31, 1995 and 1994 were $5.5 million and $5.3 million, respectively, representing an increase of
$0.2 million or 3.6%.   In absolute dollars, production, programming and
promotions expenses remained relatively flat, while as a percentage of net operating revenues, production, programming and promotions expenses were 29.9% and 33.1% for the fiscal years ended December 31, 1995 and 1994, respectively, representing a decrease as a percentage of net operating revenues of 3.2%. This decrease as a percentage of net operating revenue was principally due to the discontinuance of operations of KZDG resulting in an expense reduction of $0.4 million (2.6% of net operating revenues for the fiscal year ended December 31, 1995) and the discontinuance of the Gerry House Show resulting in an expense reduction of $0.2 million (1.3% of net operating revenues for the fiscal year ended December 31, 1995), both of which had a substantially higher cost structure than other Company operations, offset, in part, by increased costs associated with new radio programming and services and other costs. There were no significant additional production, programming and promotions expenses associated with the expansion in sales representation service revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal years ended December 31, 1995 and 1994 were $7.8 and $7.7 million, respectively, representing an increase of $0.1 million or 2.1%. In absolute dollars, selling, general and administrative expenses remained relatively flat while as a percentage of net operating revenues, selling, general and administrative expenses were 42.7% and 48.0% during the fiscal years ended December 31, 1995 and 1994, respectively, representing a decrease as a percentage of net operating revenues of 5.3%. The decrease in selling, general and administrative expenses as a percentage of net operating revenues was principally due to the effects of the KZDG Sale, which had a substantially higher cost structure than other Company operations, and the effects of higher overall levels of gross operating revenues and the nature of fixed and variable components of selling, general and administrative expenses.

                          PREMIERE RADIO NETWORKS, INC.

                                     PART II


     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $1.3 million and $0.9 million for the fiscal years ended December 31, 1995 and 1994, respectively, representing an increase of $0.4 million, or 35%. This increase is principally due to increased amortization expenses associated with acquisitions of intellectual properties and an acquired program network.

     OPERATING INCOME. Operating income for the fiscal year ended December 31, 1995 was $3.8 million, an increase of $1.7 million, or 79.4% over the same period in 1994. The increased operating income was principally due to increased net advertising revenues resulting from the growth in established programming, continued growth in Mediabase research services, and expansion in sales representative services. In addition, lower overall operating expenses relative to total operating revenues, resulting principally from the KZDG Sale and the discontinuance of the Gerry House Show, contributed to higher operating income.

     OTHER INCOME. Other income for the fiscal year ended December 31, 1995 was $0.5 million, a decrease of $0.8 million versus the same period in 1994. Other income for the fiscal year ended December 31, 1995 included a one-time gain on the KZDG Sale of $0.5 million, while other income for the fiscal year ended December 31, 1994 included a one-time gain on sale of program networks of $1.7 million. The decrease in other income was offset, in part, by higher interest income on investments in short-term marketable securities and lower interest expense resulting from lower overall outstanding indebtedness. See "Liquidity and Capital Resources."

     INCOME TAXES. The provision for income taxes for the fiscal years ended December 31, 1995 and 1994 was $1.7 million and $1.4 million, respectively. The estimated effective tax rate utilized by the Company for the fiscal year ended December 31, 1995 was 40.2%, while the estimated effective tax rate for the fiscal year ended December 31, 1994 was 40.8%.

     NET INCOME AND EARNINGS PER SHARE. Net income for the fiscal years ended December 31, 1995 and 1994 was $2.6 million, or $0.46 per share and $2.0 million, or $0.43 per share, respectively. The increased net income for the fiscal year ended December 31, 1995 was principally due to increased operating income which was offset by lower other income attributable to the difference in one-time gains on sale during the first quarter of each of the respective fiscal years. Earnings per share, which includes the dilutive effects of options and warrants to purchase Common Stock, are based upon 6,105,494 and 4,664,921 shares for the fiscal years ended December 31, 1995 and 1994, respectively.

     The Company declared a one-for-two stock dividend in March 1996, effected in the form of a three-for-two stock split, of Class A Common Stock payable to all holders of Common Stock and Class A Common Stock on the April 1, 1996 record date for such dividend. Per share earnings for the years ended December 31, 1995 and 1994 have been adjusted to reflect the Stock Dividend.

SEASONALITY

     As is standard in the network radio industry, the Company's revenues have historically been highest in the second and third quarters and lowest in the first and fourth quarters. Other than sales commissions paid to the Company's sales personnel, costs do not vary significantly with respect to the seasonal fluctuation of revenues. As a result, the Company's net income historically has typically been highest in the second and third quarters and lowest in the first and fourth quarters.

                          PREMIERE RADIO NETWORKS, INC.

                                     PART II


     As the Company expands its programming and services, the Company's income may from time to time be adversely affected because the initial expenses associated with such new programming and services are typically expensed in the quarter in which incurred.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities.

     Net cash (used in) provided by operating activities for the three years ended December 31, 1996, 1995 and 1994 were $4.9 million, $(0.8) million, and $0.6 million, respectively. The increased cash flows from operations in 1996 was principally due to changes in operating assets and liabilities, including increased deferred income and the impact of non-cash expenses such as depreciation and amortization and the write-off of debt issuance costs, all of which were offset, in part, by increased account receivables. The decreased cash flows from operations in 1995 was principally due to increased accounts receivable and other assets, increased prepaid expenses associated with deferred stock offering costs incurred in connection with the Offering and lower deferred income.

     Net cash (used in) provided by investing activities for the three years ended December 31, 1996, 1995, and 1994 was $(14.9) million, $2.7 million, and $(1.2) million, respectively. The increase in net cash (used in) investing activities was principally due to increased acquisitions of intangible assets and the investment in Audionet. The increase in net cash provided by investing activities during 1995 resulted from the KZDG Sale, which was offset, in part, by the acquisition of BRG.

     Net cash provided by financing activities for the years ended December 31, 1996, 1995, and 1994 were $19.4 million, $1.1 million, and $2.3 million, respectively. Net cash provided by financing activities during 1996 increased principally due to the Company's sale of Class A Common Stock during January 1996. Net cash provided by financing activities during 1995 decreased principally due to repayments of borrowings and note payable to officer; offset in part by proceeds from sales of Common Stock and warrants, and exercise of stock options. During the third quarter of 1995, the Company sold 500,000 and 250,000 shares (as adjusted for the Stock Dividend) of Common Stock and and Class A Common Stock, respectively, and warrants (the "Class B Warrants") to purchase up to 814,500 and 407,250 shares (as adjusted for the Stock Dividend) of Common Stock and Class A Common Stock, respectively, to Archon for net proceeds of $3.9 million. See "Certain Relationships and Related Transactions" and Note 10 to the "Notes to Consolidated Financial Statements" of the Company. Cash used in financing activities during the fiscal year ended December 31, 1995 was principally utilized for payment of the Company's term loan in the amount of $2.9 million and payment of a note payable to a Company officer in the amount of $800,000.

     The Company's working capital at December 31, 1996 was $20.9 million as compared to $8.8 million at December 31, 1995. This increase in working capital was primarily attributable to an increase in cash and cash equivalents resulting from the proceeds received in connection with the sale of Class A Common Stock. See Note 12 to the Company's audited financial statements.

     In connection with the BRG acquisition, the Company issued a non-interest bearing note in the face amount of $412,500 which was paid in full in January 1997. In connection with the PMW acquisition, the Company issued a 6.5% interest note payable in the face amount of $200,000 due in eight equal quarterly installments principal plus accrued interest. In addition, the Company amended and restated an August 29, 1995 agreement pursuant to which it had entered into future commitments to acquire licenses to three (3) production music libraries from Canary Productions, Inc. ("Canary"). Under the amended and restated

                          PREMIERE RADIO NETWORKS, INC.

                                     PART II


agreement, the Company has entered into future commitments to acquire one (1) additional production music library, four (4) production music libraries in total, from Canary. During 1997, the Company paid Canary a nominal amount for the first such library. See Note 2 of Notes to Consolidated Financial Statements.

     On January 25, 1996, the Company completed the sale of 1,500,000 shares (of which 1,360,000 shares were sold by the Company and 140,000 shares by certain management shareholders of the Company) of its Class A Common Stock at $18.25 per share (after giving effect to the Stock Dividend, holders received 2,250,000 shares of Class A Common Stock from the sale) pursuant to a public offering, and received net proceeds (net of underwriting discounts, commissions and expenses) of approximately $22.0 million (the "Offering").

     On July 28, 1995, the Company, Archon and certain management stockholders entered into a Commitment Agreement pursuant to which Archon agreed to purchase up to $10.8 million principal amount of debentures (the "Debentures") and 1,080,000 and 540,000 Class A Warrants (as adjusted for the Stock Dividend) for Common Stock and Class A Common Stock, respectively, upon the Company's call at any time until October 28, 1996, including 707,000 Class A Warrants which are issuable to Archon whether or not the Company exercises its call rights with respect to the Debentures. The Company had recorded as debt issuance costs, the value of the 707,000 and 353,500 Class A Warrants (as adjusted for the Stock Dividend), for Common Stock and Class A Common Stock, respectively, issuable to Archon whether or not the Company exercised its call of all or a portion of $10.8 million of the Debentures as well as certain legal, professional and other costs directly related to the Debentures. Because the Company did not call on Archon to purchase the Debentures by October 28, 1996, the Company wrote-off any unamortized debt issuance costs related to the 707,000 and 353,500 Class A Warrants and other unamortized debt issuance costs, which resulted in a one-time earnings charge during the fourth quarter of 1996 of $1.9 million.

     In connection with Archon's commitment to purchase the Debentures, Archon had charged the Company a facility fee payable to Archon of 0.3% of the unused commitment for each quarter during which the commitment is outstanding ($32,400 per quarter, assuming none of the commitment is called). The Company had not paid this commitment fee since January 1996. Effective July 1, 1996, Archon agreed to waive the commitment fees (including any accrued, but unpaid commitment fees). Accordingly, included in results of operations for the year ended December 31, 1996 is a reduction in interest expense of $64,800 relating to commitment fees waived by Archon effective January 1, 1996.

     During January 1997 a wholly-owned merger subsidiary of the Company acquired 100% of the outstanding shares of AME for consideration consisting of $3,900,000 cash and 400,000 shares of the Company's Class A Common Stock. Under the terms of the merger agreement with AME, the Company has agreed to pay additional consideration either in cash or additional shares of Class A Common Stock, at its option, if the market value of the Class A Common Stock is less than $16.00 per share one year from the closing date of the transaction.

     Management believes that its available cash together with operating revenues will be sufficient to fund the Company's working capital requirements through December 31, 1997. The Company's management further believes it has sufficient liquidity to implement its expansion and acquisition strategies.

LEGAL PROCEEDINGS

     From time to time, the Company may be a party to various legal actions and complaints arising in the ordinary course of business. At the present time, the Company is not a party to any legal actions or

                          PREMIERE RADIO NETWORKS, INC.

                                     PART II


complaints, which, in the event of unfavorable disposition, will have a material impact on the Company's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and the report of independent auditors listed in
Item 13, "Exhibits", are included herein  beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                          PREMIERE RADIO NETWORKS, INC.

                                     PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is certain information concerning each person who served as an executive officer during the year ended December 31, 1996 or is presently a director of the Company. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

NAME                                    POSITION                             AGE

Stephen C. Lehman . . . . .   President, Chief Executive Officer
                              and Chairman of the Board (1)                  44
Kraig T. Kitchin. . . . . .   Executive Vice President/Sales and Director    35
Timothy M. Kelly. . . . . .   Executive Vice President/Programming           49
Harold S. Wrobel. . . . . .   Senior Vice President/Business and
                              Legal Affairs (4)                              37
Daniel M. Yukelson. . . . .   Vice President/Finance and Chief Financial
                              Officer, and Secretary                         34
David J. Evans. . . . . . .   Director (2)                                   56
Robert M. Fell. . . . . . .   Director (2)                                   54
Andrew Schuon . . . . . . .   Director (3)                                   32
David E. Salzman. . . . . .   Director (2),(3)                               53
Kenin M. Spivak . . . . . .   Director (1),(2)                               39
Eric R. Weiss . . . . . . .   Director                                       39

___________

(1) Member of the Executive Committee, one member of which is designated by Archon and one member of which is designated by Stephen C. Lehman.

(2)  Member of the Compensation and Stock Option Committee.

(3)  Member of the Audit Committee.

(4) Mr. Wrobel resigned his positions with the Company as Senior Vice President and Director effective December 31, 1996.

     The directors have been elected pursuant to a Stockholders Agreement, pursuant to which the Management Stockholders , as defined in the Stockholders Agreement, have designated Stephen C. Lehman, Kraig T. Kitchin and Eric R. Weiss; Archon has designated David J. Evans, Robert M. Fell and Kenin M. Spivak; and David E. Salzman and Andrew Schuon were elected as independent directors. Any replacement independent directors shall be designated by Archon with the reasonable approval of Stephen C. Lehman. In the event that Archon and Mr. Lehman cannot agree on a replacement independent director, Archon may, in its sole discretion, terminate various provisions of the Stockholders Agreement. Both the Management Stockholders and Archon may replace their respective directors, subject to the reasonable approval of the other party.

     STEPHEN C. LEHMAN, age 44, has been President, Chief Executive Officer and Chairman of the Board of the Company since its formation in January 1987. From 1984 to 1987, Mr. Lehman was President of Stephen Lehman Productions, a syndicated radio program company, while also serving as an on-air personality at KIIS-AM and FM/Los Angeles. From 1982 to 1984, he specialized in building radio networks for independent radio syndicators. From 1980 to 1981, Mr. Lehman was National Sales Manager for Innerview Radio Networks. From 1976 to 1980,
Mr. Lehman was president of a promotion advertising

                          PREMIERE RADIO NETWORKS, INC.


                                    PART III


agency. Mr. Lehman has more than 20 years' experience in the radio industry. In 1975, he graduated magna cum laude from the University of Nevada/Las Vegas, with a degree in communications.

     KRAIG T. KITCHIN, age 35, has been Executive Vice President/Sales since 1994 and a Director of the Company since February 1992. From February 1992 to January 1994 he was Senior Vice President/Sales of the Company. From October 1987 to January 1992, he was Vice President/Sales of the Company. From June 1985 to October 1987, he managed Katz Media Group Inc.'s West Coast network radio operations, and from April 1984 to June 1985 he was an account executive at Katz Media Group, Inc. From April 1983 to April 1984, he was General Manager of KTYD-FM/Santa Barbara. Mr. Kitchin graduated from Michigan State University with a B.A. in communications in 1983 and was operations manager for WFMK-FM/Lansing, Michigan from January 1982 to April 1983 while in college.

     TIMOTHY M. KELLY, age 49, has served as Executive Vice President of the Company since January 1987 and served as a Director of the Company from January 1987 to December 1994. From 1973 to 1986, he served as an on-air personality or program manager for radio stations in major markets including WCFL-AM/Chicago, WPGC-AM/FM/Washington DC and WRKO-AM/Boston. From 1983 to 1988, he was an on-air personality at KIIS-FM/Los Angeles. Mr. Kelly conceived the Plain-Wrap Countdown concept and co-founded Plain-Wrap Countdown, Inc.

     HAROLD S. WROBEL, ESQ., age 37, served as Senior Vice President/Business and Legal Affairs from February 1994 until December 1996 and as General Counsel for the Company from January 1987 until February 1994. From 1991 to
February 1994, Mr. Wrobel also served as Vice President and served as Secretary from 1989 until August 1996. From 1987 to 1988, he practiced entertainment and corporate law with the Los Angeles firm of Denton, Hall, Burgin & Warrens.
Mr. Wrobel earned a B.A. in economics and political science from Yale University in 1982 and a J.D. from the University of Southern California Law School in 1985.

     DANIEL M. YUKELSON, age 34, has served as the Vice President/Finance and Chief Financial Officer of the Company since June 1995 and as Secretary since August 1996. From 1993 until June 1995, Mr. Yukelson served as an Assistant Vice President and Controller of Wherehouse Entertainment, Inc., a specialty retailer of pre-recorded music and home entertainment products. During 1993, Mr. Yukelson served as Vice President/Finance and Chief Financial Officer of Standard Brands Paint Company, Inc., and from 1985 until 1993, he was employed with Ernst & Young LLP, the Company's independent auditors, last serving as a Senior Manager. Mr. Yukelson earned a B.S. degree in business administration from California State University at Northridge in 1985. He is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of CPA's.

     DAVID J. EVANS, age 56, has served as a Director of the Company since July 1995. Mr. Evans has been an Executive Vice President of News Corporation and President and Chief Executive Officer of Sky Entertainment Services Latin America since July 1995. From August 1994 until July 1995, Mr. Evans served as President and Chief Operating Officer of Fox Television. In such capacity, he oversaw the business activities at Fox Broadcasting Company, Fox Television Stations, Inc., Twentieth Television's domestic syndication unit and the Fox cable television channel, fX. From May 1993 until August 1994, Mr. Evans was President of Fox Circle Productions, overseeing development and production of certain programming for Fox's television program services. From 1992 to May 1993, Mr. Evans was President of International for British Sky Broadcasting, after serving for 18 months as the Executive Director of Marketing and Distribution. Prior thereto, Mr. Evans was President and Chief Executive Officer of Qintex

                          PREMIERE RADIO NETWORKS, INC.

                                    PART III


Entertainment, Inc., a television production and distribution company, which filed a petition under Chapter 11 of the United States Bankruptcy Code.

     ROBERT M. FELL, age 54, has been a Director of the Company since July 1995. Mr. Fell has served as the Chairman, President and Chief Executive Officer of the corporate general partner of Archon Capital Partners, L.P. ("Archon Capital") since February 1994 and has served as Chairman and Co-Chief Executive Officer of Archon since its formation in January 1995. Since 1993, Mr. Fell has also served as a founding General Partner of InterActive Partners L.P., a venture capital-backed firm specializing in creating interactive media companies. Since 1978, Mr. Fell has served as President and Chief Executive Officer of Fell & Company, Inc. and, since 1984, as General Partner of Fell & Nicholson Technology Resources, both of which are management consulting firms specializing in entertainment/communications and high technology. Mr. Fell is a Director of Silicon Gaming Inc., a distributor of state-of-the-art gaming machines. Mr. Fell received a B.A. from Dartmouth College and an M.B.A. from The Wharton School of The University of Pennsylvania.

     DAVID E. SALZMAN, age 53, has been a Director of the Company since July 1995. Mr. Salzman has served as Co-Chief Executive Officer of Quincy Jones-David Salzman Entertainment ("QDE") since its formation in 1993. QDE, a television, motion picture, music and interactive content joint venture with Time-Warner Entertainment, produces the network series "In the House," "Mad TV," "Lost on Earth" and "Jenny Jones," a nationally syndicated talk series. Mr. Salzman and his spouse own a significant interest in three WB Network affiliated television stations in Atlanta, Georgia, New Orleans, Louisanna, and Kansas City, Missouri. He is also a co-owner of Vibe Magazine. Mr. Salzman holds a B.A. from Brooklyn College and an M.A. from Wayne State University.

     ANDREW SCHUON, age 32, has been a director of the Company since August 1996. Mr. Schuon has served as Executive Vice President/Programming for MTV Music Television, a unit of Viacom, Inc. ("MTV"), since November 1995. In such capacity, Mr. Schuon oversees MTV's music, talent and programming departments. From May 1992 to November 1995, Mr. Schuon served in various capacities at MTV starting as Vice President/Music, Programming and Promotion. From 1989 to 1992, Mr. Schuon served as the program director of radio station KROQ-FM in Los Angeles. Mr. Schuon attended the University of Nevada.

     KENIN M. SPIVAK, age 39, has been a Director of the Company since July 1995. Mr. Spivak has served as President and Co-Chief Executive Officer of Archon since its formation in January 1995. Since January 1995, Mr. Spivak has also served as Chairman of Knowledge Exchange, LLC, a multi-media publishing company. Since 1993, he has been a director and since 1996, Vice Chairman, of John Paul Mitchell Systems, a leading hair products company. From 1991 until June 1994, Mr. Spivak was Managing Director of Island World B.V. and President of its operating company, the Island World Group, a company engaged in the production and international distribution of feature films and television programming. From 1988 until November 1990, Mr. Spivak served as Executive Vice President and functioned as chief operating officer of MGM/UA Communications Co., a leading motion picture and television studio. From 1985 through 1988, Mr. Spivak was an investment banker with Merrill Lynch & Co., where he specialized in the media and entertainment industries, and an officer and director of ML Media Partners L.P., which owns and operates radio and television stations and cable operating systems. From 1991 until February 1995, Mr. Spivak was Vice Chairman of the Board of Diversified Industries Inc., which successfully reorganized under Chapter 11 of the United States Bankruptcy Code. From 1991 until 1993, Mr. Spivak was a Special Director of Westfed
Holdings, Inc., elected by the preferred shareholders

                          PREMIERE RADIO NETWORKS, INC.

                                    PART III


following a default caused by Westfed's subsidiary, a thrift seized by banking regulators. Mr. Spivak holds an A.B., M.B.A and J.D. from Columbia University.

     ERIC R. WEISS, age 39, has served as a Director of the Company since January 1997, when he was appointed by the Board of Directors to fill a vacancy created by Mr. Wrobel's resignation. During 1996, Mr. Weiss served as Chairman and Chief Executive Officer of AME. From 1986 to 1995, Mr. Weiss was an executive officer of Westwood One, Inc., holding the positions of Executive Vice President, and Vice President/Business and Legal Affairs, overseeing the
company's International and New Business Development Divisions.   Mr. Weiss
earned a B.A. in Economics from Rutgers College and a J.D. from George Washington University's National Law Center.


ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION

     The following table sets forth all cash compensation, including bonuses and deferred compensation, paid for the years ended December 31, 1996, 1995 and 1994 by the Company to (i) its Chief Executive Officer and (ii) each of the four highest compensated executive officers of the Company other than the Chief Executive Officer (collectively, the "Named Executives").


                                                                        ANNUAL COMPENSATION(3)
                                                                                             ALL OTHER
NAME AND PRINCIPAL POSITION                      YEAR       SALARY          BONUS         COMPENSATION(1)
---------------------------                      ----       ------          -----         ---------------
Stephen C. Lehman                                1996      $300,900       $100,000           $36,000
President, Chief Executive Officer and           1995      $283,595        $75,000            $2,652
Chairman of the Board                            1994      $234,036        $45,000            $4,286


Kraig T. Kitchin                                 1996      $239,682        $62,500            $9,100
Executive Vice President/Sales and               1995      $203,540        $50,000            $2,652
Director                                         1994      $157,063        $32,500            $4,286

Timothy M. Kelly                                 1996      $184,583           $-0-              $-0-
Executive Vice President/Programming             1995      $168,067        $20,000            $2,652
                                                 1994      $155,442        $10,000            $4,286

Harold S. Wrobel                                 1996      $185,000        $47,500           $12,900
Senior Vice President/Business and               1995      $173,333        $37,500            $2,335
Legal Affairs and Director                       1994      $115,629        $27,500            $3,697


Daniel M. Yukelson                               1996      $104,333        $30,000              $960
Vice President/Finance and                       1995       $48,910(2)     $10,000              $-0-
Chief Financial Officer, and
Secretary


_________
(1) The amounts listed were specifically allocated to each respective Named Executive under the Company's Profit Sharing Plan or the Company's 401(k) Plan (as these plans are hereinafter defined), and/or the fair market value of goods and services provided to each Named Executive by the Company. The table does not include

                          PREMIERE RADIO NETWORKS, INC.

                                    PART III

     certain other benefits received by the foregoing executive officers of the Company, the value of which benefits did not exceed ten percent of their cash compensation.

(2) Compensation for fiscal 1995 reflects Mr. Yukelson's service in his current position from June 21, 1995 through December 31, 1995. Mr. Yukelson's base compensation in 1995 was $100,000 per annum.

(3) Portions of the fiscal 1996 and 1995 salary and/or bonus earned by the executive officer may be deferred pursuant to the Company's Supplemental Executive Retirement Plan (the "SERP"), which was adopted by the Board of Directors in 1995. Under the SERP, certain designated key members of management may elect on an annual basis to defer up to $100,000 of their pre-tax compensation until retirement or termination of employment.

OPTIONS GRANTED IN LAST FISCAL YEAR

     The following table provides information on individual stock options granted to named executive officers in the fiscal year ended December 31, 1996.


                                    PERCENTAGE OF TOTAL
                                    OPTIONS GRANTED TO
                         OPTIONS    EMPLOYEES IN FISCAL     EXERCISE OR BASE         EXPIRATION
NAME                     GRANTED           YEAR             PRICE (PER SHARE)           DATE
----                     -------           ----             -----------------           ----

Stephen C. Lehman        90,000             14%                  $11.00               10/24/01
Kraig T. Kitchin         40,000              6%                  $10.00               10/24/01
Timothy M. Kelly         10,000              2%                  $10.00               10/24/01
Harold S. Wrobel         30,000              5%                  $10.00               10/24/01
Daniel M. Yukelson       25,000              4%                  $10.00               10/24/01


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

     The following table contains information concerning stock options exercised in the last fiscal year and stock options unexercised on December 31, 1996 with respect to the Named Executive of the Company.


                           SHARES
                         ACQUIRED ON     VALUE
NAME                     EXERCISE (1)   REALIZED (2)        COMMON    CLASS A COMMON      COMMON         CLASS A COMMON
-----                    ------------   ------------        ------    --------------      ------         --------------
                                                                 EXERCISABLE (E)              EXERCISABLE (E)
                                                                UNEXERCISABLE (U)            UNEXERCISABLE (U)
                                                                -----------------            -----------------
                                                              NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                                                                 OPTIONS HELD AT           IN-THE-MONEY OPTIONS
                                                               FISCAL YEAR END (1)       AT FISCAL YEAR-END (1)(3)
                                                               -------------------       -------------------------
Stephen C. Lehman. . .            -0-           -0-      63,000(E)       61,500(E)       $483,892(E)         $290,696(E)
                                                            -0-(U)       60,000(U)            -0-(U)          $97,500(U)
Kraig T. Kitchin . . .            -0-           -0-      52,500(E)       39,583(E)       $428,729(E)         $249,365(E)
                                                            -0-(U)       26,667(U)            -0-(U)          $70,000(U)
Harold S. Wrobel . . .         25,500      $195,819      50,434(E)       35,217(E)       $392,965(E)         $222,732(E)
                                                            -0-(U)       20,000(U)            -0-(U)          $52,500(U)
Timothy M. Kelly . . .            -0-           -0-      49,166(E)       27,916(E)       $380,955(E)         $199,227(E)
                                                            -0-(U)        6,667(U)            -0-(U)          $17,500(U)
Daniel M. Yukelson . .            -0-           -0-       5,000(E)       10,833(E)        $28,125(E)          $35,938(E)
                                                            -0-(U)       16,667(U)            -0-(U)          $43,750(U)

                          PREMIERE RADIO NETWORKS, INC.

                                    PART III


___________

(1) As adjusted to give retroactive effect to the Class A Dividend, a one-for-two stock dividend which was effected in the form of a three-for-two stock split during March 1996.

(2) The value realized is determined by subtracting the exercise price from the sale price on the date of exercise and multiplying the resulting number by the number of underlying shares of common stock.

(3) The value of "in the money" options is determined by subtracting the exercise price from the fair market value (the closing price for the Company's Common Stock and Class A Common Stock as reported By Nasdaq National Market ("NNM") as of December 31, 1996 of $12.63 and $12.63 per share, respectively, and multiplying the resulting number by the number of underlying shares of Common Stock or Class A Common Stock, as the case may be.

     If recommended by the Company's Board of Directors, Archon and the Management Stockholders have agreed to vote in favor of any increases in the amount of shares of Class A Common Stock available for grant under the Company's stock option plans required to make such shares available for grant equal to 15% of the Company's outstanding Common Stock and Class A Common Stock.

EMPLOYMENT AGREEMENTS

     Effective as of October 1, 1994, the Company entered into employment agreements, as amended, with each of Stephen C. Lehman, Kraig T. Kitchin, and Harold S. Wrobel. Mr. Lehman's agreement has a term of four years and may be renewed at the Company's option for an additional term of two years.
Mr. Lehman's employment agreement provides for a base salary which shall be increased after the initial two year term by not less than the consumer price index for all urban consumers (Los Angeles consolidated statistical area) (the "CPI") nor more than the CPI plus $25,000. As a result, effective October 1, 1996, the Company increased Mr. Lehman's base salary from $290,000 per annum to $315,000 per annum. Mr. Lehman's employment agreement provides that in the event he is terminated or resigns following a "change of control" (as defined) of the Company, the Company will make a payment to Mr. Lehman equal to 2.99 times his base salary at the time of his termination or resignation. In connection with Mr. Lehman's employment agreement, on November 10, 1995, the Company made a non-recourse loan to Mr. Lehman, in the aggregate amount of $800,000, secured by 170,000 shares of Common Stock and 85,000 shares of Class A Common Stock. See "Certain Relationships and Related Transactions."

     Mr. Kitchin's employment agreement was for an initial term of two years and was subsequently renewed by the Company's for an additional two-year term. Mr. Kitchin's employment agreement provides for a base salary which shall be increased after the initial two year term by not less than the CPI nor increased by more than the CPI plus $25,000. As a result, effective October 1, 1996 Mr. Kitchin's annual base salary was increased to $225,000. Mr. Kitchin's employment agreement provides that in the event he is terminated or resigns following a "change of control" (as defined) of the Company, the Company will make a payment to Mr. Kitchin equal to 2.99 times his base salary at the time of his termination or resignation.

     Mr. Wrobel's employment agreement was for an initial term of two years and provided for a base salary of $185,000 during the fiscal year ended December 31, 1996. Mr. Wrobel resigned his position with the Company effective December 31, 1996 and has subsequently made himself available to the Company as a consultant.

                          PREMIERE RADIO NETWORKS, INC.

                                    PART III


     Effective as of January 6, 1995, the Company entered into an employment agreement with Timothy M. Kelly pursuant to which Mr. Kelly was compensated at the annual rate of $185,000 for the year ended December 31, 1996. Effective as of January 1, 1997, the Company entered into a new employment agreement with Mr. Kelly. Mr. Kelly's new employment agreement provides for an initial term of one year and provides for a base salary of $150,000, which salary shall be increased to $170,000 per annum if the Company exercises its option to renew Mr. Kelly's contract for a second year.

     Effective June 21, 1996, the Company entered into an employment agreement with Mr. Yukelson and subsequently entered into a new employment agreement with Mr. Yukelson effective January 1, 1997. Mr. Yukelson's new employment agreement is for a term of two years commencing on the effective date and provides for a base annual salary of $140,000.

PROFIT SHARING PLAN AND 401(k) PLAN

     The Company, until December 31, 1995, maintained a profit sharing plan (the "Profit Sharing Plan"). The Profit Sharing Plan qualifies under Section 401(a) of the Internal Revenue Code, as amended (the "Code"). The Company's Board of Directors decides whether to make a contribution to the Profit Sharing Plan for a given fiscal year and the amount thereof. The contribution for any participant's account generally would not exceed fifteen percent (15%) of participant compensation, up to a maximum amount consisting of a base figure and certain incremental amounts calculated pursuant to applicable regulations under the Code.

     Effective January 1, 1996, the Company amended its profit sharing plan such that its assets were transferred into a qualified 401(k) savings retirement plan ("401(k) Plan"). All employees who have completed one year of service or 1,000 hours of service in a year with the Company are eligible to join the 401(k) plan on January 1 or July 1 of any given year. All eligible employees may contribute from 1% to 15% of their annual compensation into the plan. Matching contributions are made by the Company in an amount equal to 20% of the employees' contributions of 1% to 10% of their annual compensation. Matching contributions vest 20% per year beginning with the employee's first date of eligibility and participation in the 401(k) plan.

EXECUTIVE BONUS POOL

     The Company established an Executive Bonus Pool (the "Bonus Pool") for 1992 and subsequent years to provide incentive compensation to officers selected to participate therein by the Compensation Committee of the Board of Directors. The aggregate amount available under the Bonus Pool is determined annually based on the achievement by the Company of certain levels of operating performance, including operating revenues and pretax income. Pursuant to the terms of the Bonus Pool, the available amount is to be allocated to participating officers at the discretion of the Compensation Committee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth certain information with respect to beneficial ownership of the Company's Common Stock and Class A Common Stock as of March 28, 1997 by: (i) each person who is known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock and/or Class A Common Stock; (ii) each of the Company's directors; (iii) each of the Named Executives (as hereinafter defined); and (iv) all executive officers and directors of the Company as a group.

                          PREMIERE RADIO NETWORKS, INC.

                                     PART III

                    TABLE I - COMMON STOCK BENEFICIALLY OWNED


NAME AND ADDRESS (1)                                                                COMMON STOCK          PERCENT OF
--------------------                                                                BENEFICIALLY         COMMON STOCK
                                                                                      OWNED (2)        BENEFICIALLY OWNED
                                                                                      ---------        ------------------
Archon Communications Inc.
 15260 Ventura Blvd., Third Floor
 Los Angeles, California 91403-5339. . . . . . . . . . . . . . . . . . . . . . .      2,321,500               44.9%
Liberty Investment Management
 2502 Rocky Point Drive, Ste. 500
 Tampa, Florida 33607. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         70,800                1.9%
Stephen C. Lehman. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        733,420               19.8%
Kraig T. Kitchin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        160,160                4.3%
Harold S. Wrobel . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        221,910                6.0%
Timothy M. Kelly . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        211,346                5.7%
Daniel M. Yukelson . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,241                  *
Louise G. Palanker . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        300,180                8.1%
David J. Evans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              _                  *
Robert M. Fell . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              _                  *
Andrew Schuon. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              _                  *
David E. Salzman . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,500                1.0%
Kenin M. Spivak. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              _                  *
Eric R. Weiss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              _                  *
All Executive Officers and Directors as a Group (12 persons) . . . . . . . . . .      1,670,757               42.4%

                               TABLE II - CLASS A COMMON STOCK BENEFICIALLY OWNED

NAME AND ADDRESS (1)                                                                  CLASS A          PERCENT OF CLASS A
--------------------                                                                COMMON STOCK          COMMON STOCK
                                                                                    BENEFICIALLY       BENEFICIALLY OWNED
                                                                                      OWNED (3)        ------------------
                                                                                      ---------

Archon Communications Inc.
 15260 Ventura Blvd., Third Floor
 Los Angeles, California 91403-5339. . . . . . . . . . . . . . . . . . . . . . .      1,180,750               23.4%
Liberty Investment Management
 2502 Rocky Point Drive, Ste. 500
 Tampa, Florida 33607. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        313,400                7.4%
Stephen C. Lehman. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        396,710                9.2%
Kraig T. Kitchin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         93,413                2.2%
Harold S. Wrobel . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        125,136                2.9%
Timothy M. Kelly . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        109,006                2.5%
Daniel M. Yukelson . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,443                  *
Louise G. Palanker . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        153,423                3.6%
David E. Evans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         52,500                1.2%
Robert M. Fell . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         52,500                1.2%
David E. Salzman . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         71,250                1.7%
Andrew Schuon. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,333                  *
Kenin M. Spivak. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         52,500                1.2%
Eric R. Weiss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        416,667                9.7%
All Executive Officers and Directors as a Group (12 persons) . . . . . . . . . .      1,547,882               32.9%



___________

                          PREMIERE RADIO NETWORKS, INC.

                                    PART III


*    Less than 1%

(1) The address of each person other than Archon and Liberty Investment Management is c/o the Company at 15260 Ventura Boulevard, Fifth Floor, Los Angeles, California 91403-5339.

(2) For Archon, includes 1,521,500 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days, and excludes 394,312 shares of Common Stock owned by the Management Stockholders which are subject to proxies granted to Archon by the Management Stockholders, as to which Archon disclaims beneficial ownership, and excludes 894,312 shares of Common Stock owned by the Management Stockholders which are subject to the Voting Trust Agreement as to which Archon may acquire shared voting power under certain circumstances. For Mr. Lehman, includes 63,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days. For Mr. Kitchin, includes 52,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days. For Mr. Kelly, includes 49,166 shares of Common Stock issuable upon exercise of options exercisable within 60 days. For Mr. Wrobel, includes 50,434 shares of Common Stock issuable upon exercise of options exercisable within 60 days. For Mr. Yukelson, includes 6,241 shares of Common Stock issuable upon exercise of options and warrants exercisable within 60 days. For Ms. Palanker, includes 32,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days. For Mr. Salzman includes 37,500 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days.

(3) For Archon, includes 780,750 shares of Class A Common Stock issuable upon the exercise of options and warrants exercisable within 60 days, and excludes 197,156 shares of Class A Common Stock owned by the Management Stockholders which are subject to proxies granted to Archon by the Management Stockholders, as to which Archon disclaims beneficial ownership and, excludes 447,156 shares of Class A Common Stock owned by the Management Stockholders which are subject to the Voting Trust Agreement as to which Archon may acquire shared voting power under certain circumstances. For Mr. Lehman, includes 61,500 shares of Class A Common Stock issuable upon exercise of options exercisable within 60 days. For
     Mr. Kitchin, includes 39,583 shares of Class A Common Stock issuable upon exercise of options exercisable within 60 days. For Mr. Wrobel, includes 35,217 shares of Class A Common Stock issuable upon exercise of options exercisable within 60 days. For Mr. Kelly, includes 27,916 shares of Class A Common Stock issuable upon exercise of options exercisable within 60 days. For Mr. Yukelson, includes 11,443 shares of Class A Common Stock issuable upon exercise of options and warrants exercisable within 60 days. For Ms. Palanker, includes 16,000 shares of Class A Common Stock issuable upon exercise of options exercisable within 60 days. For Mr. Schuon, includes 13,333 shares of Class A Common Stock issuable upon the exercise of options and warrants exercisable within 60 days. For Mr. Salzman includes 71,250 shares of Class A Common Stock issuable upon the exercise of options and warrants exercisable within 60 days. For each of Messrs. Evans, Fell, and Spivak includes 52,500 shares each of Class A Common Stock issuable upon the exercise of options and warrants exercisable within 60 days. For Mr. Weiss includes 272,000 shares of Class A Common Stock that have been issued and 6,667 shares of Class A Common Stock issuable upon exercise of options within 60 days held by other former shareholders of AME to which Mr. Weiss disclaims beneficial ownership, and includes 10,000 shares of Class A Common Stock issuable upon exercise of options within 60 days.

                          PREMIERE RADIO NETWORKS, INC.

                                    PART III


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 14, 1994, the Company acquired a collection of sports radio broadcasts (the "Sports Library") from Z.T.F. Consulting Group, Inc., which was owned by Stephen Bunyard, then a Senior Vice President/Marketing of the Company. The Sports Library was acquired for $1,500,000 (exclusive of acquisition costs of $19,286), $750,000 of which was paid at closing and $750,000 of which was paid on April 1, 1995. The Sports Library is being used by the Company in its Plain-Wrap Sports Library Service.

     In December 1994, the Company issued warrants to purchase 37,500 shares of Common Stock and 18,750 shares of Class A Common Stock to a company controlled by Mr. Salzman at an exercise price of $5.17 per share, which became exercisable in quarterly installments of 3,100 and 1,550 or 3,200 and 1,600 warrants to purchase shares of Common Stock and Class A Common Stock, respectively. The Company also granted 30,000 stock options with respect to shares of the Class A Common Stock under its 1995 Stock Option Plan and 30,000 stock appreciation rights with respect to shares of the Class A Common Stock to Messrs. Evans, Fell, Salzman and Spivak. The stock appreciation rights were exchanged in August 1995 for warrants to acquire Class A Common Stock at an exercise price of $8.67 per share. The options and warrants vest in equal quarterly installments over two years.

     The Company had entered into a three-year consulting agreement, dated January 1, 1995, with Bernard Hoberman ("Consulting Agreement"), a former director of the Company, pursuant to which the Company agreed to pay
Mr. Hoberman an annual consulting fee of $40,000 for 1995, 1996 and 1997 and issued stock appreciation rights with respect to 30,000 shares of Common Stock and 15,000 shares of Class A Common Stock, and options to acquire 30,000 shares of Common Stock and 15,000 shares of Class A Common Stock under the Company's 1992 Stock Option Plan, at an exercise price of $5.17 per share. The stock appreciation rights were exchanged in August 1995 for warrants to acquire 30,000 shares of Common Stock and 15,000 shares of Class A Common Stock at an exercise price of $5.17 per share. The options and warrants vest in equal annual installments over three years. Effective June 30, 1996, the Company terminated the Consulting Agreement at which time all unvested options granted in connection with the Consulting Agreement were terminated.

     The Company, Archon and the Management Stockholders had entered into various agreements with Archon in July 1995, pursuant to which Archon and the Management Stockholders received certain registration rights. In connection with the Archon Agreements, the Company paid $204,000 directly to or on behalf of Archon for legal and professional fees and expenses incurred by Archon. In addition, pursuant to the Archon Agreements, the Company had agreed to pay Archon an aggregate commitment fee equal to $308,000, of which a total of $148,000 was paid in total. Archon was also entitled to receive a facility fee of 0.3% of any unissued Debentures for each quarter until October 28, 1996 ($32,400 per quarter, assuming none of the Debentures are called.) Effective January 1, 1996 Archon waived the facility fee. See Note 10 to the "Notes to Consolidated Financial Statements" of the Company.

     As contemplated in his employment agreement, on November 10, 1995, the Company loaned Stephen Lehman $800,000, which is secured by 170,000 shares of the Company's Common Stock (and, upon distribution of Class A Common Stock pursuant to the Class A Dividend, 85,000 shares of Class A Common Stock). The loan, which is non-recourse except as to the collateral, bears interest, payable quarterly, at the Bank's reference rate, as announced as of the first day of each quarter. The loan is payable on the earlier of July 28, 1999 or such date as Mr. Lehman ceases full time employment with the Company (or, if the Company terminates such employment without cause, one year thereafter). Not less than 70% of the net

                          PREMIERE RADIO NETWORKS, INC.

                                    PART III


proceeds of the sale by Mr. Lehman of any pledged shares of Common Stock or Class A Common Stock and 25% of the net proceeds of any sale by Mr. Lehman of any other shares of Common Stock or Class A Common Stock shall be applied to repayment of the loan. The number of pledged shares will be reduced proportionately in the event of partial principal payments on the loan, provided that no collateral would be released to the extent the fair market value of the collateral remaining as security is less than 200% of the outstanding principal amount. In connection with the Offering, Mr. Lehman repaid $197,664 on his loan.

     In connection with the Offering in January 1996, the Company paid Archon a fee of $200,000. In connection with the Company's acquisition of Cutler in September 1996, the Company paid Archon a fee of $100,000. In October 1996, the Company granted 60,000 options to purchase Class A Common Stock to an affiliate of Archon under its 1995 Stock Option Plan at an exercise price of $11.00 per share. The options vested one-third upon the grant date and the remaining options shall vest in equal annual installments on the next two anniversary dates of such grant, subject to acceleration in the event of a "change-in-control" of the Company.

     Any future transactions between the Company and any affiliate thereof will be on terms no less favorable to the Company than those which are generally available from unaffiliated third parties and must be ratified by a majority of independent members of the Company's Board of Directors who do not have an interest in such transaction.

                          PREMIERE RADIO NETWORKS, INC.

                                    PART III

ITEM 13.  EXHIBITS

     EXHIBIT
       NO.                              DESCRIPTION

   3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 No. 33-99808 (the "Form SB-2")).
    3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Form SB-2).
    4          Form of Indenture dated August 1, 1995 between Premiere and U.S.
               Trust Company of California, N.A., as Trustee (incorporated by reference to Exhibit 4 to the Form SB-2).
    9 Voting Trust Agreement, dated as of July 28, 1995, by and among U.S Trust Company of California, N.A., as Voting Trustee, Archon and the Management Stockholder (incorporated by reference to Exhibit 6 to the Schedule 13D, dated August 7, 1995, of Archon with respect to the Company (the "Archon 13-D")).
   10.1.1 1992 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registration Statement No. 33-46153-LA (the "1992 Registration Statement").
   10.1.2 1995 Stock Option Plan (incorporated by reference to Exhibit E to the Company's Proxy Statement, dated July 7, 1995 (the "Proxy Statement")).
   10.2 Form of Indemnity Agreement between the Company and each of its Officers and Directors (incorporated by reference to Exhibit 10.2 to the 1992 Registration Statement).
   10.3 Lease between the Company and MacNeil Group, dated September 1, 1994 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 10-K")).
   10.4        Profit Sharing Plan and Trust (incorporated by reference to
               Exhibit 10.4 to the 1992 Registration Statement).
   10.5 Credit Agreement between the Company and Bank of America N.T. & S.A., dated July 15, 1994, as amended (incorporated by reference to Exhibit 10.5 to the 1994 10-K).
   10.6.1 Employment Agreement between the Company and Stephen C. Lehman, dated October 1, 1994 (incorporated by reference to Exhibit
               10.6.1 to the 1994 10-K).
   10.6.2 Employment Agreement between the Company and Kraig T. Kitchin, dated October 1, 1994 (incorporated by reference to Exhibit
               10.6.2 to the 1994 10-K).
   10.6.3 Employment Agreement between the Company and Timothy M. Kelly, dated January 6, 1995 (incorporated by reference to Exhibit
               10.6.3 to the 1994 10-K).
   10.7 Securities Purchase Agreement, dated as of January 17, 1995 (incorporated by reference to Exhibit 2 to the Archon 13D).
   10.8 Stockholders Agreement, dated as of July 28, 1995, by and among the Company, Archon and the Management Stockholders (incorporated by reference to Exhibit 5 to the Archon 13-D).
   10.9 Escrow Agreement, dated as of July 28, 1995, by and between the Company, Archon and U.S. Trust Company of California, N.A., as Escrow Agent (incorporated by reference to Exhibit 3 to the Archon 13-D).
   10.10 Commitment Agreement, dated as of July 28, 1995, by and between the Company and Archon (incorporated by reference to Exhibit 4 to the Archon 13-D).
   10.11 Registration Rights Agreement (Debentures), dated as of July 28, 1995, by and between the Company and Archon (incorporated by reference to Exhibit 9 to the Archon 13-D).

                          PREMIERE RADIO NETWORKS, INC.

                                    PART III

      EXHIBIT
        NO.                             DESCRIPTION

   10.12       Registration Rights Agreement (Warrants), dated as of July 28,
               1995, by and between the Company and Archon (incorporated by reference to Exhibit 10 to the Archon 13-D).
   10.13       Warrant Agreement, dated as of July 28, 1995, by and between the
               Company and U.S. Trust Company of California N.A., as Warrant
               Agent (incorporated by reference to Exhibit 10.13 to the
               Form SB-2).
   10.15       Letter Agreement, dated as of August 29, 1995, by and between the
               Company and Philadelphia Music Works, Inc. and Canary
               Productions, Inc. (incorporated by reference to Exhibit C(2) to the Company's Form 8-K dated September 11, 1995).
   10.16       Promissory  Note, dated November 10, 1995, by Stephen Lehman in favor of the Company (incorporated by reference to Exhibit 10.16 to the Form SB-2).
   10.17       Pledge and Security Agreement, dated as of November 1, 1995, between the Company and Stephen C. Lehman (incorporated by reference to Exhibit 10.17 to the Form SB-2).
   10.18       Agreement re:  Purchase of Interest in Newstrack Joint Venture
               and Revision of Prior Call-out Research Agreements for Newstrack
               and Mediabase dated September 3, 1996 (incorporated
               by reference to Exhibit 10.19 to the Company's Form 8-K dated
               October 11, 1996).
   10.19       Purchase and Sale Agreement By and Between Premiere Radio
               Networks, Inc., as Buyer, and Philadelphia Music Works, Inc., as
               Seller, as of September 27, 1996 (incorporated by reference to
               Exhibit 10.20 to the Company's Form 8-K dated October 11, 1996).
   10.20       Amended and Restated Agreement re:  Acquisition of Licenses of
               the Four Music Libraries from Canary Productions, Inc. Dated
               September 27, 1997 (incorporated by reference to Exhibit 10.21 to the Company's Form 8-K dated October 11, 1996).
   10.21       Purchase and Sale Agreement By and Between Premiere Radio
               Networks, Inc., as Buyer, and Cutler Productions, Inc. and SJM
               Productions, Inc., as Sellers, as of September 30, 1996
               (incorporated by reference to Exhibit 10.22 to the Company's Form
               8-K dated October 11, 1996).
   10.22*      Agreement and Plan of Merger By and Among Premiere Radio
               Networks, Inc., After MidNite Entertainment, Inc. and the
               Shareholders of After MidNite Entertainment, Inc. as of January
               1, 1997.
   10.23*      Consulting Agreement Dated as of January 7, 1997 By and Between
               Premiere Radio Networks, Inc. and Eric R. Weiss.
   10.24*      Transaction Agreement By and Between Premiere Radio Radio
               Networks, Inc. and Eric R. Weiss.
   10.25*      Employment Agreement between the Company and Daniel M. Yukelson, dated January 1, 1997.
   10.26*      Employment Agreement between the Company and Timothy M. Kelly, dated January 1, 1997.
   11*         Computation of Primary and Fully Diluted Earnings Per Share.
   23.1*       Consent of Ernst & Young LLP.

_____________
 *Filed herewith

                          PREMIERE RADIO NETWORKS, INC.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1997.

PREMIERE RADIO NETWORKS, INC.




/s/ Stephen C. Lehman
----------------------------------------
Stephen C. Lehman, Chairman of the Board,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on behalf of the Registrant and in the capacities and the dates indicated. Each person whose signature appears below hereby authorizes by the following persons in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Stephen C. Lehman to sign and file on his behalf, in each capacity stated below, any and all amendments to this report.

                                   SIGNATURES

Signature                             Title                           Date
---------                             -----                           -----



/s/ Stephen C. Lehman           Chairman of the Board, President      4/7/97
----------------------------    and Chief Executive Officer
Stephen C. Lehman


/s/ Kraig T. Kitchin            Executive Vice President/Sales        4/7/97
----------------------------    and Director
Kraig T. Kitchin


/s/ Daniel M. Yukelson          Vice President/Finance and Chief      4/7/97
----------------------------    Financial Officer and Secretary
Daniel M. Yukelson              (Principal Financial and Accounting
                                Officer)


                                Director                              4/_/97
----------------------------
David J. Evans


/s/ Robert M. Fell              Director                              4/7/97
----------------------------
Robert M. Fell

                          PREMIERE RADIO NETWORKS, INC.

Signature                       Title                                  Date
---------                       -----                                  ----


                                Director                              4/_/97
----------------------------
Andrew Schuon


                                Director                              4/_/97
----------------------------
David E. Salzman


/s/ Kenin M. Spivak             Director                              4/7/97
----------------------------
Kenin M. Spivak


/s/ Eric R. Weiss               Director                              4/7/97
----------------------------
Eric R. Weiss

                      Index to Consolidated Financial Statements



                                                                         Page
                                                                       Reference
                                                                       ---------

Report of Independent Auditors............................................F-2

Consolidated Balance Sheets at December 31, 1996 and 1995.................F-3

Consolidated Statements of Income for each of the three years in the period ended December 31, 1996.................................F-5

Consolidated Statements of Stockholders' Equity for each of
    the three years in the period ended December 31, 1996.................F-6

Consolidated Statements of Cash Flows for each of the three
    years in the period ended December 31, 1996...........................F-7

Notes to Consolidated Financial Statements................................F-9

                            Report of Independent Auditors

Stockholders and Board of Directors
Premiere Radio Networks, Inc.

We have audited the accompanying consolidated balance sheets of Premiere Radio Networks, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premiere Radio Networks, Inc. at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                      ERNST & YOUNG LLP


Los Angeles, California
February 21, 1997

                            Premiere Radio Networks, Inc.

                             Consolidated Balance Sheets




                                                                         DECEMBER 31
                                                                    1996                1995
                                                              -----------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  14,776,436        $  5,432,088
  Accounts receivable, less allowance for doubtful accounts
   of $144,000 (1996) and $214,000 (1995)                         7,165,928           4,086,623
  Notes receivable from officer/employees                            98,172             282,279
  Recoverable income taxes (NOTE 7)                                 213,828             250,952
  Deferred income taxes (NOTE 7)                                  1,000,993             549,000
  Prepaid expenses and other assets                                 739,208           1,375,805
                                                              ----------------------------------
Total current assets                                             23,994,565          11,976,747


Notes receivable from officer/employees (NOTE 9)                    668,356             845,000

Investments (NOTE 15)                                             4,215,268                   -

Deferred income taxes                                                99,000                   -

Property and equipment, at cost, less accumulated
  depreciation and amortization (NOTE 4)                          2,318,939           1,797,337

Acquired program library and program networks, net of
  accumulated amortization of $699,217 (1996) and
  $367,469 (1995) (NOTE 2)                                        1,368,223           1,699,971

Intellectual property, net of accumulated amortization of
  $1,376,893 (1996) and $550,200 (1995) (NOTE 2)                 14,002,048           4,858,749

Debt issuance costs, net of accumulated amortization of
  $27,300 (1995) (NOTES 10 AND 11)                                        -           2,143,729


Other assets (NOTE 9)                                               899,558             711,968
                                                              ---------------------------------
Total assets                                                  $  47,565,957       $  24,033,501
                                                              ---------------------------------
                                                              ---------------------------------




                                                                          DECEMBER 31
                                                                    1996                1995
                                                               -----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued expenses and other
   liabilities (NOTES 8 AND 10)                                $  1,535,429        $  1,722,205
  Accrued payroll, bonuses, deferred compensation
   and profit sharing contribution (NOTE 9)                         830,788             905,468
  Income taxes payable (NOTE 7)                                      15,920              25,022
  Deferred revenue (NOTES 2 AND 15)                                 250,000              83,326
  Current portion of notes payable, net of discount of
   $6,568 (1996) (NOTE 5)                                           505,932             400,000
                                                              ------------------------------------

Total current liabilities                                         3,138,069           3,136,021

Notes payable, net of discount of $45,045 (1995), less
  current portion (NOTES 2 AND 5)                                    75,125           1,467,455
Deferred revenue                                                  1,516,800                   -
Due to related party (NOTE 10)                                            -             120,000
Other liabilities (NOTE 9)                                          258,482               7,714
Commitments and contingencies (NOTE 6)
Stockholders' equity (NOTES 10 AND 12):
  Preferred stock, par value $.01 per share, 5,000,000
   shares authorized                                                      -                   -
  Common stock, par value $.01 per share, 14,000,000
   shares authorized, 3,592,675 and 3,641,650 shares
   issued at December 31, 1996 and 1995, respectively                35,927              36,417
  Class A common stock, par value $.01 per share,
   20,000,000 shares authorized, 4,041,420 shares
   issued at December 31, 1996                                       40,414                   -
  Additional paid-in capital                                     34,617,213          11,752,595
  Retained earnings                                               9,834,325           7,513,299
  Less cost of common stock held in treasury, 1,000 shares
   of common stock and 186,600 shares of Class A
   common stock at December 31, 1996                             (1,950,398)                  -
                                                              ------------------------------------
Total stockholders' equity                                       42,577,481          19,302,311
                                                              ------------------------------------
Total liabilities and stockholders' equity                    $  47,565,957       $  24,033,501
                                                              ------------------------------------
                                                              ------------------------------------

SEE ACCOMPANYING NOTES.


                            Premiere Radio Networks, Inc.

                          Consolidated Statements of Income




                                                             YEAR ENDED DECEMBER 31
                                                    1996              1995             1994
                                              ---------------------------------------------------
Revenue:
  Gross revenue                               $  27,147,199     $  20,756,932    $  18,015,998
  Less agency commissions                        (3,321,637)       (2,437,973)      (2,036,600)
                                              ---------------------------------------------------
Net operating revenue                            23,825,562        18,318,959       15,979,398

Operating expenses:
 Production, programming and
   promotions                                     7,495,131         5,472,346        5,284,036
 Selling, general and administrative              9,038,141         7,827,153        7,664,557
 Depreciation and amortization                    1,908,035         1,265,358          937,649
 Other charges (NOTE 11)                            417,045                 -                -
                                              ---------------------------------------------------
Total operating expenses                         18,858,352        14,564,857       13,886,242
                                              ---------------------------------------------------
Operating income                                  4,967,210         3,754,102        2,093,156


Other income and expenses:
 Interest income                                  1,217,885           262,046           88,989
 Interest expense                                  (101,807)         (244,503)        (266,289)
 Gain on sale of networks                                 -                 -        1,659,642
 Gain on sale of radio station assets                     -           452,919                -
 Gain (loss) on sale of marketable
   securities and other                                   -            18,445         (221,112)
 Write-off of debt issuance costs (NOTE 11)      (1,949,120)                -                -
                                              --------------------------------------------------
                                                   (833,042)          488,907        1,261,230
                                              --------------------------------------------------

Income before minority interest and income
  taxes                                           4,134,168         4,243,009        3,354,386
Minority interest in loss of joint venture                -            34,121                -
                                              --------------------------------------------------
Income before income taxes                        4,134,168         4,277,130        3,354,386

Provision for income taxes (NOTE 7)               1,698,000         1,721,000        1,369,000
                                              --------------------------------------------------
Net income                                     $  2,436,168      $  2,556,130     $  1,985,386
                                              --------------------------------------------------
                                              --------------------------------------------------
Earnings per share                                  $  0.28           $  0.46          $  0.43
                                              --------------------------------------------------
                                              --------------------------------------------------

Weighted average common and common
 equivalent shares outstanding                    8,929,954         6,105,494        4,664,921
                                              --------------------------------------------------
                                              --------------------------------------------------


SEE ACCOMPANYING NOTES.


                            Premiere Radio Networks, Inc.

                   Consolidated Statements of Stockholders' Equity




                              common stock   Class A common stock      Treasury Stock
                       -----------------------------------------------------------------

                                                                                           Additional
                                                                                             Paid-In      Retained
                         Shares      Amount     Shares    Amount    Shares     Amount        Capital      Earnings        Total
                       ----------------------------------------------------------------------------------------------------------

Balance at
 December 31, 1993     3,000,000  $  30,000          -  $       -         -  $        -   $  5,057,234 $  2,971,783  $  8,059,017
  Net income for 1994          -          -          -          -         -           -              -    1,985,386     1,985,386
  Exercise of options     10,832        108          -          -         -           -         77,176            -        77,284
                       ----------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1994     3,010,832     30,108          -          -         -           -      5,134,410    4,957,169    10,121,687
  Net income                   -          -          -          -         -           -              -    2,556,130     2,556,130
  Sale of common stock
   and Class B warrants  500,000      5,000          -          -         -           -      3,855,877            -     3,860,877
  Issuance of
   Class A warrants            -          -          -          -         -           -      1,378,650            -     1,378,650
  Income tax benefit
   from stock options
   exercised                   -          -          -          -         -           -        400,000            -       400,000
  Exercise of options
   and warrants          130,818      1,309          -          -         -           -        983,658            -       984,967
                       ----------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1995     3,641,650     36,417          -          -         -           -     11,752,595    7,513,299    19,302,311
  Net income                   -          -          -          -         -           -              -    2,436,168     2,436,168
  Exchange of common
   stock for Class A
   common stock         (140,000)    (1,400)   140,000      1,400         -           -              -            -             -
  Issuance of Class A
   common stock                -          -  1,360,000     13,600         -           -     22,035,167            -    22,048,767
  Income tax benefit
   from stock options
   exercised                   -          -          -          -         -           -        262,000            -       262,000
  Stock dividend               -          -  2,502,988     25,030         -           -              -      (25,030)            -
  Exercise of options
   and warrants           91,025        910     38,432        384         -           -        567,451            -       568,745
  Unrealized loss on
   securities
   available for sale          -          -          -          -         -           -              -      (90,112)      (90,112)
  Purchase of
   treasury stock              -          -          -          -   187,600  (1,950,398)             -            -    (1,950,398)
                       ----------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1996     3,592,675  $  35,927  4,041,420  $  40,414   187,600 $(1,950,398) $  34,617,213 $  9,834,325 $  42,577,481
                       ----------------------------------------------------------------------------------------------------------
                       ----------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.


                            Premiere Radio Networks, Inc.

                        Consolidated Statements of Cash Flows



                                                              YEAR ENDED DECEMBER 31
                                                      1996            1995           1994
                                                 --------------------------------------------

OPERATING ACTIVITIES
Net income                                        $  2,436,168   $  2,556,130   $  1,985,386
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                      1,908,035      1,265,358        937,649
  Loss on sale of marketable securities                      -              -        221,114
  Write-off of debt issuance costs                   1,949,120              -              -
  Gain on sale of networks                                   -              -     (1,659,642)
  Gain on sale of radio station assets                       -       (452,919)             -
  Gain on sale of fixed assets                          (1,216)       (12,636)             -
  Deferred compensation                                      -              -        106,939
  Deferred operating costs of radio station                  -       (260,071)      (431,667)
  (Decrease) increase in allowance for
   doubtful accounts                                   (70,000)         8,000         53,000
  Changes in deferred income taxes                    (551,000)      (290,000)      (353,000)
  Changes in operating assets and liabilities:
   Accounts receivable                              (3,009,305)      (948,679)      (602,494)
   Income taxes                                         28,029       (404,249)       447,319
   Prepaid expenses and other current assets           566,432     (1,060,751)      (308,795)
   Notes receivable from officer/employees             110,751       (797,612)      (339,767)
   Investments                                          (6,825)             -              -
   Other assets                                       (187,590)        25,082       (327,818)
   Accounts payable and accrued liabilities           (227,326)       232,344        342,631
   Deferred income                                   1,683,474       (521,129)       549,840
   Other liabilities                                   242,357        (99,225)             -
                                                 --------------------------------------------
Net cash provided by (used in)
 operating activities                                4,871,726       (760,357)       620,695
                                                 --------------------------------------------

INVESTING ACTIVITIES
Acquisition of property and equipment               (1,250,046)      (631,084)      (469,579)
Acquisition of intangible assets                    (9,713,176)    (2,320,935)    (3,986,199)
Purchase of common stock of Audio Net               (4,000,028)             -              -
Net proceeds from sale of radio station assets               -      5,565,496              -
Net proceeds from sale of equipment                     35,000         80,000              -
Sale of program networks                                     -              -      2,136,339
Sale of marketable securities, net                           -              -      1,095,896
                                                 --------------------------------------------
Net cash (used in) provided by investing
 activities                                        (14,928,250)     2,693,477     (1,223,543)


                            Premiere Radio Networks, Inc.


                                                          YEAR ENDED DECEMBER 31
                                                  1996            1995              1994
                                            --------------------------------------------------
FINANCING ACTIVITIES
Proceeds from borrowings                    $           -    $           -     $   2,500,000
Repayment of note payable to officer                    -         (750,000)                -
Repayment of borrowings                        (1,528,242)      (2,962,500)         (237,500)
Proceeds from issuance of common stock
  and Class B warrants                                  -        3,860,877                 -
Proceeds from issuance of Class A common
  stock                                        22,048,767                -                 -
Exercise of stock options and warrants,
  including related tax benefit                   830,745        1,384,967            77,284
Increase in debt issuance costs                         -         (405,690)                -
Purchase of treasury stock                     (1,950,398)               -                 -
                                            -------------------------------------------------
Net cash provided by financing activities      19,400,872        1,127,654         2,339,784
                                            -------------------------------------------------
Increase in cash and cash equivalents           9,344,348        3,060,774         1,736,936
Cash and cash equivalents at beginning
  of year                                       5,432,088        2,371,314           634,378
                                            -------------------------------------------------
Cash and cash equivalents at end of year    $  14,776,436    $   5,432,088     $   2,371,314
                                            -------------------------------------------------
                                            -------------------------------------------------

Cash paid for:
  Interest                                  $      11,034    $     198,058     $     250,135
                                            -------------------------------------------------
                                            -------------------------------------------------
  Income taxes                              $   1,929,612    $   1,998,871     $   1,271,700
                                            -------------------------------------------------
                                            -------------------------------------------------

SEE ACCOMPANYING NOTES.


                           Premiere Radio Networks, Inc.

                      Notes to Consolidated Financial Statements

                                  December 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Premiere Radio Networks, Inc. (the Company) is an independent creator, producer and distributor of comedy, entertainment and music-related network radio programming, and research and other services. The Company derives a substantial portion of its revenues from the sale of commercial radio broadcast time to advertisers. The Company obtains commercial radio broadcast time from third party radio station affiliates in exchange for its network radio programs and services. The Company also derives a portion of its revenues from commissions on sales of commercial broadcast time which it sells on behalf of third party network radio programmers pursuant to exclusive sales representation agreements. Substantially all of the Company's accounts receivable are from advertising agencies that purchase commercial broadcast time from the Company on behalf of national advertisers. The Company generally does not require collateral from its customers.

The Company also owned a radio station in Denver, Colorado (see Note 2). Radio station revenues were generally derived from the sale of commercial broadcast time to advertisers and from the leasing of the radio station to a buyer (from October 1, 1994 through February 28, 1995).

PRINCIPLES OF CONSOLIDATION

The consolidated 1995 financial statements include the accounts of the Company's 75% owned joint venture (see Note 3). All material intercompany transactions and accounts have been eliminated. Effective on September 3, 1996, the Company acquired the other partner's interest in the joint venture and merged the joint venture entity into the Company as part of one of its divisions.

REVENUE RECOGNITION

Revenue from the sale to advertisers of commercial broadcast time obtained in exchange for produced radio programs or research and other services is recognized when the commercials are broadcast. Sales representation commission revenue is recognized when the commercials are broadcast. Promotional fees are recognized as services are rendered. Amounts received prior to the rendering of promotional related services are recorded as deferred revenue.

                            Premiere Radio Networks, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Radio station revenue was recognized in the period in which commercials were broadcast or in the case of the Local Programming and Marketing Agreement (LMA) (see Note 2) in the period during which the LMA pertains.

Barter revenues, representing commercial broadcast time exchanged for products or services, are recognized when the commercials are broadcast and are recorded at the lesser of the estimated fair value of the commercial broadcast time or the estimated fair value of products or services received, whichever is more readily determinable.

PRODUCTION AND PROGRAMMING COSTS

Production and programming costs are expensed in the period in which they occur. Costs related to programs not broadcast as of the balance sheet date are insignificant. The Company does not capitalize costs associated with production and distribution of internally developed programming, as the estimated future revenues from this programming is considered immaterial.

ADVERTISING COSTS

Advertising costs are expensed in the period in which they occur. The accompanying statements of income include advertising costs of $105,000 in 1996, $160,000 in 1995 and $153,000 in 1994.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the related assets as follows:

    Office furniture and equipment               5 years
    Production and programming equipment         5 - 7 years
    Leasehold improvements                       Remaining life of lease

                            Premiere Radio Networks, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES

The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates their classification at each balance sheet date. Securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost and investment income is included in earnings. The Company classifies certain highly liquid securities as trading securities. Trading securities are stated at fair value and unrealized holding gains and losses are included in income. Securities that are not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in stockholders' equity.

FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Unless otherwise described, the fair values of financial instruments approximate their recorded values.

DEBT ISSUANCE COSTS

Debt issuance costs include the value of certain of the Class A warrants and commitment fees, legal and other professional costs directly related to the subordinated debentures. Debt issuance costs related to commitment fees incurred in connection with the subordinated debentures were being amortized over a seven-year period using the straight-line method. During the fourth quarter of 1996, the Company wrote-off the then remaining unamortized balance of debt issuance costs (Notes 10 and 11).

INTANGIBLE ASSETS

Intangible assets are stated at cost and consist of program networks, an acquired program library, production music libraries and other intellectual properties. The carrying value of intangible assets are reviewed if the facts and circumstances suggest they may be impaired. If this review indicates that the intangible assets will not be recoverable based on the undiscounted cash flows over the remaining amortization period, the Company's carrying value of the intangible assets will be reduced by the estimated short fall of the discounted cash flows.

                            Premiere Radio Networks, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)

PROGRAM NETWORKS: Program networks represent the value of contracts with various radio stations to broadcast certain Company-produced programming and the tradenames and contracts with talent, used in the production of programming. The program networks are being amortized over a seven-year or ten-year period using the straight-line method.

ACQUIRED PROGRAM LIBRARY: The acquired program library represents the value of a compilation of sports radio broadcasts purchased by the Company to produce sports-oriented programming. The library is being amortized over a seven-year period using the straight-line method.

INTELLECTUAL PROPERTY: Intellectual property consists of acquired software used in radio broadcast research and the tradenames Mediabase and Newstrack, and contracts with various third party radio station affiliates which subscribe to the Mediabase and/or Newstrack research services. In addition, intellectual property includes production music libraries consisting of copyrights or exclusive licenses to production music and jingles libraries, including short-form background music utilized in the production of radio programs, commercials and jingles. Intellectual property is being amortized over a seven-year or ten-year period using the straight-line method.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes, in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

EARNINGS PER SHARE

The computation of earnings per common and common equivalent shares is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from the assumed exercise of stock options and warrants to purchase common stock.

During 1996 and 1995, primary earnings per share and fully diluted earnings per share were the same. During 1994, stock options and warrants to purchase common stock were antidilutive for purposes of calculating fully diluted earnings per share.

                            Premiere Radio Networks, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share for the years ended December 31, 1996 and 1995, is computed under the modified treasury stock method which assumes the exercise of all outstanding stock options and warrants to purchase common stock, and the use of the assumed proceeds thereof to purchase up to a maximum of 20% of the then outstanding common stock of the Company. Excess proceeds derived from the assumed purchase of such shares are assumed to be utilized to first reduce the outstanding balances of notes payable and second for investment in short-term, cash equivalent marketable securities. As a result, for purposes of determining earnings per share, net income is adjusted for the hypothetical reduction in interest expense ($16,000 and $108,000 for 1996 and 1995, respectively) and for hypothetical interest income related to the assumed investment in marketable securities ($48,000 and $140,000 for 1996 and 1995, respectively), such adjustments being made net of income taxes.

Earnings per share for the year ended December 31, 1994 was computed under the treasury stock method. Under the treasury stock method, the Company reduces the assumed number of common shares issued from the exercise of stock options and warrants to purchase common stock by the number of treasury shares assumed to be purchased from the proceeds of such dilutive securities by utilizing the average market price of the Company's common stock.

During March 1996 the Company's Board of Directors declared a 1-for-2 stock dividend effected in the form of a 3-for-2 stock split. The stock dividend was payable in shares of Class A common stock to holders of record of the Company's common stock and Class A common stock (Stock Dividend). All references in the financial statements to the number of shares and per share amounts prior to March 1996, have been retroactively adjusted for the stock dividend.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company has elected to account for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company adopted the provisions for pro forma disclosure requirements of SFAS 123 in fiscal 1996.

                            Premiere Radio Networks, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CHANGE IN BASIS OF PRESENTATION

Certain reclassifications have been made to the 1995 and 1994 financial statements in order to conform to the 1996 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. ACQUISITIONS AND DISPOSITIONS

RADIO STATION

On March 12, 1993, the Company completed an acquisition of certain assets of radio station KZDG-FM in Denver, Colorado (KZDG-FM), for $3,605,395, including acquisition costs. On September 30, 1994, the Company entered into an agreement with Shamrock Broadcasting Inc. (Shamrock), a Delaware corporation, pursuant to which the Company sold the radio station and broadcast license. The sale was completed on February 28, 1995. Under the terms of the agreement, Shamrock acquired the assets of the radio station, exclusive of cash, accounts receivable and certain identified assets for $5,500,000. In connection with the sale, the Company deferred operating losses and disposition costs of $432,000 for the period October 1, 1994 to December 31, 1994. For the year ended December 31, 1994 the radio station had revenues of $1,209,000 and losses from operations before income taxes of $729,000.

The Company also entered into a LMA with Shamrock pursuant to which the Company licensed its broadcast time to Shamrock, including advertising time, for $22,500 per month commencing October 1, 1994. The LMA terminated upon the consummation of the sale of the radio station to Shamrock.

                            Premiere Radio Networks, Inc.

2. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

OLYMPIA PROGRAM NETWORKS

On November 29, 1993, the Company acquired nine radio program networks from Olympia Networks of Missouri, Inc., including three comedy, one country music and five sports program networks for $1,000,000.

On March 1, 1994, the Company completed the sale of the five sports program networks for $2,700,000. In connection with the sale, the Company issued warrants to purchase 15,000 shares of the Company's common stock exercisable at $8 per share through February 28, 1998.

In addition, the Company signed an agreement to provide certain future sales representation services on an exclusive basis to the buyer of the networks for a period of three years. In connection with the sales representation agreement, the Company received a nonrefundable $1,000,000 advance which was recognized as income in accordance with the terms of the agreement.

ACQUIRED SPORTS RADIO PROGRAM LIBRARY

On December 14, 1994, the Company acquired a collection of sports radio broadcasts (the Library) from a corporation controlled by an officer of the Company. The Library was acquired for $1,500,000 (exclusive of acquisition costs of $19,286) payable, $750,000 at closing and $750,000 on April 1, 1995.

BROADCAST RESULTS GROUP (BRG)

On August 29, 1995, the Company acquired substantially all of the assets of BRG for $2,337,500 cash and a noninterest bearing, 18-month note payable with a face amount of $412,500. The assets of BRG acquired by the Company consist principally of intellectual properties and other intangibles, including production music libraries, third-party radio station affiliate broadcast contracts, and copyrights. The Company did not assume any preacquisition accounts payable or other obligations of BRG, except for certain commitments under real property and equipment leases. The acquisition of BRG has been accounted for using the purchase method of accounting. The former chief executive officer and 39% stockholder of BRG has been employed by the Company pursuant to a four-year employment agreement.

                            Premiere Radio Networks, Inc.

2. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

The results of operations of BRG have been included in the consolidated statement of income from the date of acquisition.

The net purchase price was allocated as follows:

         Property, plant and equipment           $    25,000
         Intellectual property                     2,543,000
         Other assets                                 25,000
                                                --------------
                                                $  2,593,000
                                                --------------
                                                --------------

PHILADELPHIA MUSIC WORKS (PMW)

On September 27, 1996 the Company acquired substantially all of the assets of Philadelphia Music Works, Inc. (PMW) from an employee (the former chief executive officer of BRG) of the Company, for total consideration of $635,000, consisting of $435,000 in cash and $200,000 in a 6.5% interest, two-year promissory note payable. Further, additional consideration of up to $700,000 may be payable depending upon the audience levels delivered by PMW in the future.

The assets of PMW acquired by the Company consist principally of intellectual properties and other intangible assets, including a library of over 6,000 jingles, third-party radio station affiliate broadcast contracts, and copyrights. The Company did not assume any pre-acquisition accounts payable or other obligations of PMW, except for certain commitments under real property and equipment leases. The acquisition of PMW has been accounted for using the purchase method of accounting.

On September 27, 1996 the Company amended and restated an August 29, 1995 agreement pursuant to which it had entered into future commitments to acquire licenses to three (3) production music libraries from Canary Productions, Inc. (Canary), which is wholly-owned by an employee of the Company. Under the amended and restated agreement, the Company has entered into future commitments to acquire a license to one (1) additional production music library, or four (4) production music libraries in total, from Canary. The licenses to the production music libraries will be acquired by the Company, one each year during the next four years, for a purchase price that will be based upon a formula of a multiple of earnings of each such library, payable in cash or shares of the Company's Class A common stock. Subsequent to December 31, 1996, the Company acquired the license to the first such library for a nominal amount.

                            Premiere Radio Networks, Inc.

2. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

The net purchase price of PMW was allocated as follows:

         Property, plant and equipment                    $   10,000
         Intellectual property                               676,000
         Other assets                                         25,000
                                                          -----------
                                                          $  711,000
                                                          -----------
                                                          -----------

The results of operations of PMW have been included in the consolidated statement of income from the date of acquisition.

CUTLER PRODUCTIONS, INC. AND SJM PRODUCTIONS, INC. (CUTLER)

On October 1, 1996, the Company consummated an agreement pursuant to which it acquired substantially all of the assets of Cutler Productions, Inc. and SJM Productions, Inc. (collectively, Cutler) for consideration consisting of $8,500,000 in cash.

The assets of Cutler acquired by the Company consist principally of intellectual properties and other intangibles, including third-party radio station affiliate broadcast contracts, a library of programs and program rights, and copyrights. The Company did not assume any pre-acquisition accounts payable or other obligations of Cutler, except for certain commitments under real property and equipment leases. The acquisitions of Cutler has been accounted for using the purchase method of accounting. Cutler's sole shareholder and Chief Executive officer has been employed by the Company pursuant to a three year employment agreement.

The net purchase price of Cutler was allocated as follows:

         Property, plant and equipment                  $     75,000
         Intellectual property                             8,736,000
         Covenant not to compete                             100,000
         Other assets                                        180,000
                                                        -------------
                                                        $  9,091,000
                                                        -------------
                                                        -------------

The results of operations of Cutler have been included in the consolidated statement of income from the date of acquisition.

In connection with the acquisition of Cutler, the Company paid Archon Communications Inc. (Archon) a fee of $100,000.

                            Premiere Radio Networks, Inc.

2. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

The following summarized, unaudited pro forma statements of operations give effect to the acquisition of PMW and Cutler as if the acquisitions had occurred at the beginning of each period presented and after giving effect to certain adjustments, including the inclusion of PMW's and Cutler's operations during the years ended December 31, 1996 and 1995. The summarized, unaudited pro forma statements of income do not purport to be indicative of the results of operations that actually would have resulted had the sale occurred on the date indicated, and is not intended to be indicative of future results.

                                              YEAR ENDED DECEMBER 31
                                               1996           1995
                                         -------------------------------
                                                    (UNAUDITED)

    Net operating revenue                $  28,654,000  $  22,689,000
    Operating income                         5,547,000      3,681,000
    Net income                               2,774,000      2,516,000
    Primary earnings per share                $0.32          $0.45
    Weighted average common and common
      equivalent shares outstanding          8,929,954      6,105,494


3. JOINT VENTURES

On May 28, 1993, the Company entered into an agreement with Mediabase, a Michigan corporation, pursuant to which the Company and Mediabase formed a joint venture to nationally syndicate the Monday Morning Replay research service to radio stations principally throughout the United States and Canada. The joint venture had commenced operations as Mediabase Premiere Radio Networks (MPRN) and was 50% owned by each party, with profits and losses shared equally. During the period May 28, 1993 through April 27, 1994, the Company accounted for this joint venture using the consolidation method of accounting as it held a majority of the seats on the Executive Committee and had management control of the joint venture.

Effective April 27, 1994, the Company acquired the remaining 50% share of MPRN for $3,216,915, including transaction costs. The purchase price was allocated to tangible equipment of $230,000 and $2,720,559 to intellectual property (net of the carrying value of the minority interest of $266,356).

                            Premiere Radio Networks, Inc.

3. JOINT VENTURES (CONTINUED)

On March 20, 1995, the Company entered into a joint venture agreement with Marketing/Research Partners, Inc. (MRPI) to nationally syndicate Newstrack (Newstrack Joint Venture), a research service jointly developed by the Company and MRPI. The Newstrack Joint Venture commenced operations on or about September 1, 1995.

In exchange for a 75% interest in the Newstrack Joint Venture, the Company agreed to contribute $265,000 payable in four quarterly payments of $66,250 commencing on August 15, 1995, and advance certain commencement costs related to the Newstrack Joint Venture. MRPI received a 25% interest in the Newstrack Joint Venture for contributing computer systems and providing certain research services for a one-year period.

The Company had the option to acquire MRPI's interest in the Newstrack Joint Venture anytime after May 1, 1997 based upon a multiple of Newstrack's pre-tax earnings, or at an earlier date based upon defined conditions. Effective September 3, 1996, the Company acquired the remaining 25% minority interest from MRPI for $303,188.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                         DECEMBER 31
                                                    1996           1995
                                               ----------------------------

    Office furniture and equipment             $  2,101,584   $  1,758,283
    Production and programming equipment          1,220,861        973,372
    Leasehold improvements                          799,449        445,417
                                               ----------------------------
                                                  4,121,894      3,177,072
Less accumulated depreciation and amortization    1,802,955      1,379,735
                                               ----------------------------
                                               $  2,318,939   $  1,797,337
                                               ----------------------------
                                               ----------------------------

                            Premiere Radio Networks, Inc.

5. NOTES PAYABLE

On March 19, 1993, the Company entered into an agreement (as subsequently amended) with Bank of America NT&SA (the Bank) whereby the Company obtained a $2,200,000 term loan which was subsequently amended to $4,200,000 on July 15, 1994 and a $2,000,000 working capital line of credit which expired on May 15, 1996. Both loans were secured by substantially all the assets of the Company. Outstanding borrowings were repaid in full in January 1996.

In connection with the acquisition of BRG, the Company issued a $412,500 non-interest bearing note payable, due in January 1997. In connection with the acquisition of PMW the Company issued a $200,000, 6 1/2% interest note payable due in equal quarterly installments of principal and accrued interest over two years (see Note 2).

6. COMMITMENTS AND CONTINGENCIES

The Company leases space for its office and production facilities under operating leases expiring at various dates through 2000. Renewal options are available on certain of these leases. Future minimum lease payments under noncancelable operating leases, including amounts payable under barter arrangements, at December 31, 1996, are as follows:

    1997                                                        $  899,000
    1998                                                           734,000
    1999                                                           494,000
    2000                                                           458,000
    2001                                                                 -
                                                               --------------
                                                               $  2,585,000
                                                               --------------
                                                               --------------

Rental expense under operating leases was $671,585 in 1996, $453,248 in 1995 and $312,508 in 1994.

The Company is, from time to time, a party to various legal actions and complaints arising in the ordinary course of business. In the opinion of the Company's management, all such matters are without merit or involve amounts which, in the event of unfavorable disposition, will not have a material impact on the Company's financial position or results of operations.

                            Premiere Radio Networks, Inc.

7. INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

                               1996           1995           1994
                           -------------------------------------------
    Current:
      Federal              $  1,766,000   $  1,577,000   $  1,423,000
      State                     423,000        434,000        299,000
                           -------------------------------------------
                              2,189,000      2,011,000      1,722,000
    Deferred:
      Federal                  (384,000)      (226,000)      (287,000)
      State                    (107,000)       (64,000)       (66,000)
                           -------------------------------------------
                               (491,000)      (290,000)      (353,000)
                           -------------------------------------------
                           $  1,698,000   $  1,721,000   $  1,369,000
                           -------------------------------------------
                           -------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's current deferred tax assets as of December 31 are as follows:
                                           1996             1995
                                     -------------- ---------------

Accounts receivable allowance        $    121,000     $  169,000
Deferred compensation                     143,000        196,000
State income taxes                         65,000         50,000
Unrealized losses on securities            78,000         18,000
Deferred revenue                          706,000         33,000
Accrued expenses                           17,000        110,000
Other                                      29,000         33,000
                                     ----------------------------
Total                                   1,159,000        609,000
Valuation allowance                       (60,000)       (60,000)
                                     ----------------------------
Net deferred tax assets              $  1,099,000     $  549,000
                                     ----------------------------
                                     ----------------------------

The effective tax rate varied from the statutory federal income tax rate as follows:

                                             1996          1995        1994
                                          -----------------------------------

    Statutory federal rate                   34.0%        34.0%       34.0%
    State and local taxes,
     net of federal tax benefit               5.1          5.2         4.6
    Other items                               1.9          1.0         2.2
                                          -----------------------------------
    Effective income tax rate                41.0%        40.2%       40.8%
                                          -----------------------------------
                                          -----------------------------------

                            Premiere Radio Networks, Inc.

8. BARTER ARRANGEMENTS

The Company exchanges otherwise perishable, unsold commercial broadcast time for products and services. Net operating revenue includes $1,517,210 in 1996, $1,337,809 in 1995 and $1,194,427 in 1994, representing the fair value of products or services exchanged for broadcast time. Selling and general and administrative expenses include the fair value of products and services utilized of $1,010,906 in 1996, $956,661 in 1995 and $1,003,222 in 1994. Additions to
property and equipment through such transactions were $70,350 in 1996, $425,936 in 1995 and $187,342 in 1994.

Included in accounts payable, accrued expenses and other liabilities at December 31, 1996 and 1995, is $159,686 and $193,729, respectively, representing the fair value of goods and services owed by the Company to third parties under noncancelable agreements for commercial time broadcast prior to December 31 of the respective years.

9. RETIREMENT PLANS, EXECUTIVE BONUS POOL, EXECUTIVE LIFE INSURANCE AND EXECUTIVE LOAN

The Company provides for retirement through a profit-sharing plan, as subsequently amended into a qualified 401(k) savings retirement plan, and through a non-qualified Supplemental Executive Retirement Plan (SERP).

The Company's 401(k) savings retirement plan covers all eligible employees. Contributions were determined by the Board of Directors subject to maximum limitations as provided in the Internal Revenue Code. Contributions by the Company made under the plan and included in the accompanying statements of income were $58,800 in 1996, $69,000 in 1995 and $80,000 in 1994.

Under the 401(k) savings retirement plan (401(k) Plan), all employees who have completed one year of service or 1,000 hours of service in that year with the Company are eligible to join the 401(k) Plan on January 1 or July 1 of any given year. All eligible employees may contribute from 1% to 15% of their annual compensation on a pre-tax basis subject to annual IRS limitations. The Company makes matching contributions in an amount equal to 20% of the employee's contributions up to 10% of their annual compensation. Matching contributions made by the Company vest 20% per year beginning with the employee's first date of eligibility and participation in the 401(k) Plan.

                            Premiere Radio Networks, Inc.

9. RETIREMENT PLANS, EXECUTIVE BONUS POOL, EXECUTIVE LIFE INSURANCE AND EXECUTIVE LOAN (CONTINUED)

The Company has an Executive Bonus Pool under which bonuses are paid to executives at the discretion of the Compensation Committee. Amounts recorded as expense under the plan were $285,000 in 1996, $240,000 in 1995 and $170,000 in
1994.

Effective December 31, 1995, the Company adopted a SERP for 5% or more stockholder/employees and certain designated executive officers of the Company. Under the SERP, all eligible employees may defer up to 100% of their annual compensation up to a maximum of $100,000 per year and earn interest on their deferred amounts. The total participant deferrals, were $120,000 and $230,000 during the years ended December 31, 1996 and 1995, respectively.

During 1996, the Company entered into split-dollar life insurance agreements with certain executives of the Company. Under the terms of the agreements, the Company purchases life insurance policies on behalf of the executives that build cash surrender value while also providing life insurance benefits for the executives. The Company is entitled to a refund of all previously paid premiums or the cash surrender value, whichever is lower. In the event of the death of the executive, the Company will immediately be entitled to a refund of previously paid premiums. The Company may terminate the agreements at any time by giving written notice to the executive. At December 31, 1996, none of the executive insurance policies had any cash surrender value in excess of previously paid premiums.

As contemplated pursuant to the terms of an employment agreement, on November 10, 1995, the Company loaned its Chief Executive Officer (the Executive) $800,000, which is secured by 170,000 and 85,000 shares of the Company's common stock and Class A common stock, respectively, owned by the Executive. The loan is non-recourse and bears interest, payable quarterly, at the Bank's Reference Rate, as announced on the first day of each quarter. The loan is payable on the earlier of July 28, 1999, or such date as the Executive ceases full-time employment with the Company (or, if the Company terminates such employment without cause, one year thereafter). Not less than 70% of the net proceeds of the sale by the Executive of any pledged shares and 25% of the net proceeds of sale of any other Company shares owned by the Executive shall be applied to repayment of the loan. The number of pledged shares will be reduced proportionately in the event of partial principal payments on the loan, provided that no collateral would be released to the extent the fair market value or the collateral remaining as security is less than 200% of the outstanding principal amount. During 1996, the executive repaid $197,664 in principal.

                            Premiere Radio Networks, Inc.

10. DEBT AND EQUITY PLACEMENT

On July 26, 1995, the Company's stockholders approved, and on July 28, 1995 (Closing Date), the Company consummated, various agreements including the Securities Purchase Agreement with Archon pursuant to which Archon provided to the Company standby commitments (Commitment Agreements) to purchase up to $10,800,000 of subordinated debentures (Debentures) and purchased from the Company 750,000 shares of common stock and 1,221,750 Class B warrants (659,250 warrants were placed in escrow to be released to Archon pro rata if Debentures were issued by the Company or upon termination of the commitments, whichever came first) for aggregate cash consideration of $4,025,000. The Debentures were issuable in units consisting of $1,000 principal amount of Debentures and 150 detachable Class A warrants exercisable at $7.00 per share (an aggregate or up to 1,620,000 detachable Class A warrants were issuable). The Debentures were issuable at the Company's call through October 28, 1996. In the event the Company did not exercise its call rights with respect to the Debentures, Archon was still entitled to receive 1,060,500 of the Class A warrants.

On the Closing Date, the Company paid Archon a commitment fee of $108,000 for executing the Commitment Agreements and $40,000 representing the first of five annual installments for providing standby commitments to purchase the Debentures. The Company was also obligated to pay Archon a facility fee equal to 0.30% per quarter of the average principal amount of the unused subordinated debentures which facility fee was waived by Archon effective January 1, 1996. In addition, the Company paid $204,000 directly to or on behalf of Archon for legal and professional fees and expenses incurred by Archon in connection with these transactions.

All of the securities, including the Debentures, common stock and warrants, have certain registration and piggyback rights.

Under the Securities Purchase Agreement, Archon and the Company's principal stockholders and executive officers (the Insiders) have entered into a Stockholders' Agreement. Under the Stockholders' Agreement, the Insiders and Archon have entered into a Voting Trust Agreement pursuant to which Archon has contributed 500,000 shares of common stock and 250,000 shares of Class A common stock and the Insiders have contributed 1,288,624 shares of common stock, and 644,312 shares of Class A common stock. Through the Voting Trust Agreement, Archon has received proxies which will enable it to effectuate 50% control of the voting trust shares and 50% of the shares of Insiders not in the voting trust. In addition, Archon received three seats on the eight-member board of directors and the right to designate two outside directors.

                            Premiere Radio Networks, Inc.

10. DEBT AND EQUITY PLACEMENT (CONTINUED)

During January 1996, the Company completed the sale of 1,500,000 shares of Class A common stock at $18.25 per share (after giving effect to the Stock Dividend, holders received 2,250,000 shares of Class A common stock from this sale) pursuant to a follow-on public offering and received net proceeds of $22,049,000 (net of underwriting discounts, commissions and expenses). Included in prepaid expenses and other assets at December 31, 1995, is approximately $511,000 representing expenses incurred in connection with the public offering.

In connection with this offering, the Company paid Archon a fee of $200,000.

11. WRITE-OFF OF DEBT ISSUANCE COSTS AND OTHER CHARGES

The Company recorded, as debt issuance costs, the value of the 1,060,500 Class A warrants which were issuable to Archon whether or not the Company exercised its call rights with respect to the Debentures, commitment fees, legal, professional and other costs directly related to the Debentures (Note 10). Because the Company did not call on Archon to purchase the Debentures by October 28, 1996, the Company wrote off the then remaining unamortized debt issuance costs which resulted in a one-time earnings charge during the fourth quarter of 1996 of $1,949,120.

In connection with attempted business acquisitions and the assimilation of completed business acquisitions (Note 2) during the year ended December 31, 1996, the Company incurred professional fees, severance, transition and other costs. The costs which aggregated $417,045 were charged to expense in the 1996 statement of income.

12. STOCKHOLDERS' EQUITY

In connection with the Company's initial public offering on May 5, 1992, the Company issued warrants for 100,000 shares of common stock (and up to 50,000 shares of Class A common stock after giving effect to the Stock Dividend) (such number of warrants are subject to adjustment under certain conditions) to the underwriter that are exercisable through April 28, 1997. At December 31, 1996, warrants for 52,667 and 27,334 shares of common stock and Class A common stock, respectively, at an exercise price of $4.31 per share were outstanding.

The Company purchased 1,000 shares of common stock and 186,600 shares of Class A common stock in 1996 at an aggregate cost of $1,950,398. At December 31, 1996 the Company had remaining authorization under its stock repurchase program to acquire up to an aggregate value of $1,049,602 of either class of its common stock.

                            Premiere Radio Networks, Inc.

12. STOCKHOLDERS' EQUITY (CONTINUED)

As a condition, among others, to the consummation of the Securities Purchase Agreement (Note 10), the Company reincorporated from the State of California to the State of Delaware. Upon completion of the reincorporation, each outstanding share of the Company's common stock, no par value, was converted into one share of common stock, $.01 par value of the Delaware corporation. In addition, the authorized capital stock of the Delaware corporation was expanded to include 14,000,000 shares of Class A common stock, $.01 par value, and 5,000,000 shares of "blank check" preferred stock, $.01 par value. The common stock and Class A common stock are identical in all respects except that each share of common stock will be entitled to one vote and Class A common stock will be entitled to one-tenth vote on all matters submitted to stockholders.

In August 1996, the Company's stockholders approved an amendment to the Certificate of Incorporation of the Company which provided that (a) each share of common stock is entitled to ten votes per share and each share of Class A common stock is entitled to one vote per share, (b) each share of common stock is convertible into one share of Class A common stock at the option of the holder thereof, (c) that the Company may not treat the common stock and Class A common stock differently (except for voting rights) in any merger, reorganization, recapitalization or similar transaction or support a tender offer which attempts to do so, and (d) the authorized number of shares of common stock and Class A common stock be increased to 14,000,000 and 20,000,000 shares, respectively.

13. STOCK OPTION PLANS

On May 5, 1992, the Company established the 1992 Stock Option Plan (1992 Plan) pursuant to which 547,207 and 221,029 shares of common stock and Class A common stock, respectively, have been reserved for issuance under the 1992 Plan. All options were granted at no less than the fair market value of the shares on the date of grant (or 110% of fair market value, in the case of persons owning 10% or more of the Company's stock on the date of grant). On July 26, 1995, the Company's stockholders approved the Company's 1995 Stock Option Plan (1995 Plan) pursuant to which additional options for 1,113,887 Class A common stock have been reserved for future issuance.

The Company's 1992 Plan and 1995 Plan have certain anti-dilution provisions. As a result of the Stock Dividend, options authorized, granted and outstanding on the record date of the Stock Dividend were adjusted accordingly. At December 31, 1996, an aggregate of 1,722,438 options have been granted under the Company's stock option plans and 898,115 options were vested and exercisable.

                            Premiere Radio Networks, Inc.

13. STOCK OPTION PLANS (CONTINUED)

The Company has elected to follow APB 25 (Note 1) in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for each of the years ended December 31, 1996 and 1995: risk-free interest rates ranging from 5.5% to 6.5%; volatility factors of the expected market price of the Company's common stock of 0.551; and a weighted-average expected life of the options ranging from 1 to 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Given this method of amortization, the initial impact of applying SFAS 123 on pro forma net income and pro forma earnings per share is not representative of the potential impact on pro forma amounts in future years, when the effect of amortization from multiple awards would be reflected. The Company's pro forma information follows:

                                               1996           1995
                                          ------------------------------

         Pro forma net income               $1,221,832     $2,691,289
         Pro forma earnings per share         $0.13          $0.37

                            Premiere Radio Networks, Inc.

13. STOCK OPTION PLANS (CONTINUED)

The following is a summary of stock options granted, exercised and terminated through December 31:


                                               1996                            1995                        1994
                                  ----------------------------------------------------------------------------------------

                                                      WEIGHTED                     WEIGHTED                      WEIGHTED
                                                      AVERAGE                       AVERAGE                        AVERAGE
                                                      EXERCISE                     EXERCISE                      EXERCISE
                                        OPTIONS         PRICE        OPTIONS          PRICE        OPTIONS         PRICE
                                  ---------------------------------------------------------------------------------------
Outstanding at beginning of year     910,873          $6.18        755,323          $4.64        727,601          $4.63
Granted                              643,500         $10.50        264,375          $9.90         63,750          $4.73
Exercised                            (95,230)         $4.32       (108,825)         $4.52        (16,250)         $4.76
Forfeited                            (39,653)         $6.78              -              -        (19,778)         $4.63
                                  ---------------------------------------------------------------------------------------
Outstanding at end of year         1,419,490          $8.24        910,873          $6.18        755,323          $4.64
                                  ---------------------------------------------------------------------------------------
                                  ---------------------------------------------------------------------------------------
Exercisable at end of year           898,115          $6.83        806,370          $5.10        701,063          $4.72
                                  ---------------------------------------------------------------------------------------
                                  ---------------------------------------------------------------------------------------
Weighted average fair value of
  options granted during year                         $5.11                         $3.76


Exercise prices for options outstanding as of December 31, 1996 ranged from $3.83 to $20.00. The weighted average remaining contractual life of those options is 3.6 years. Options vest over a period of two or five years from respective grant dates.

At December 31, 1996, the Company had outstanding, other than the Class A warrants and Class B warrants (Note 10), and the warrants issued to an underwriter in connection with its initial public offering (Note 12), 52,500 and 26,250 warrants to purchase common stock and Class A common stock issued to a company controlled by a director of the Company, respectively, at an exercise price of $5.17 per share, and 135,000 warrants to purchase Class A common stock at $8.67 per share issued to certain current and former directors of the Company.

During October 1996 the Company granted 60,000 options to an affiliate of Archon at an exercise price of $11.00 per share.

                            Premiere Radio Networks, Inc.

14. NOTE RECEIVABLE

On November 15, 1995, the Company loaned $500,000 to Major Networks, Inc. (Major) secured by certain of Major's accounts receivable and five sports programs. The loan does was noninterest bearing and was payable from proceeds of accounts receivable collected by the Company under the terms of a sales representation agreement. During 1996, the loan was repaid.

15. INVESTMENTS

During November 1996 the Company acquired 5% of the outstanding common shares of Audionet, Inc. (Audionet) for $4,000,028 in cash. The investment which is available for sale is being carried at fair value (approximates cost at December 31, 1996). Under separate agreements, Audionet has retained the Company as Audionet's exclusive network radio sales representative, and has paid to the Company an advance of $2,000,000 towards Audionet's commitment to purchase network radio advertising from the Company over a two-year period. At
December 31, 1996 the Company has recorded $1,766,800 of deferred revenue representing the unrecognized amount of the advance paid by Audionet.

Also, included in investments at December 31, 1996 is $215,240 representing the estimated fair value of third-party common stock acquired in exchange for commercial time broadcast prior to December 31, 1996. At December 31, 1996, an unrealized loss of $150,112, which was offset by deferred income taxes of $60,000, was charged to stockholders' equity.

16. SUBSEQUENT EVENT - ACQUISITION OF AFTER MIDNITE ENTERTAINMENT, INC.

Effective on January 7, 1997, pursuant to an Agreement and Plan of Merger By and Among the Company, After MidNite Entertainment, Inc. (AME) and the Shareholders of AME dated as of January 1, 1997 (Merger Agreement), a wholly-owned merger subsidiary of the Company acquired 100% of the outstanding shares of AME for consideration consisting of $3,900,000 cash and 400,000 shares of the Company's Class A common stock. Under the terms of the Merger Agreement, the Company has agreed to pay additional consideration either in cash or additional shares of Class A common stock, at its option, if the market value of the Class A common stock is less than $16.00 per share one year from the closing date of the transaction.

                            Premiere Radio Networks, Inc.

16. SUBSEQUENT EVENT - ACQUISITION OF AFTER MIDNITE ENTERTAINMENT, INC. (CONTINUED)

Pursuant to the terms of the Merger Agreement, the sellers assumed responsibility for all pre-acquisition accounts payable or other obligations of AME, except for certain commitments under real property and equipment leases. In addition, the sellers retained AME's pre-Closing accounts receivable and cash balances as of the closing date of the transaction. The acquisition of AME will be accounted for by the Company as a purchase.

In connection with the AME acquisition, the Company entered into various agreements with a former shareholder of AME, whereby, among other things, the Company paid the shareholder a transaction fee in the amount of $500,000. In addition, the Company has agreed to retain the shareholder under a two-year consulting agreement and the shareholder was nominated to the Company's Board of Directors in January 1997.

1. SUBSEQUENT EVENT (UNAUDITED) - SALE OF 100% OF THE COMPANY'S COMMON STOCK TO JACOR COMMUNICATIONS, INC.

On April 7, 1997, the Company announced that it had signed a definitive merger agreement with Jacor Communications, Inc. (Jacor) pursuant to which Jacor will acquire 100% of the outstanding common stock, Class A common stock and common stock equivalents of the Company for cash and stock valued at approximately $185 million or approximately $18 per share, consisting of $13.50 in cash with the balance in Jacor common stock. The acquisition price is subject to adjustment in certain circumstances. Actual closing of the merger transaction is subject to regulatory review, including the expiration of the applicable Hart-Scott-Rodino waiting period, and other customary closing considerations.