Form 10QSB
period 1997-03-31
PREMIERE RADIO NETWORKS INC
filed 1997-05-09
CIK 885084

                                FORM 10-QSB
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

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

               Yes  [x]            No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (net of shares held in treasury on such date):

Class                                         Number of Shares Outstanding
-----                                         ----------------------------
Common Stock, $0.01 par value                 At May 9, 1997: 3,657,567
Class A Common Stock, $0.01 par value         At May 9, 1997: 4,260,695

Transitional Small Business disclosure format (check one):  Yes  [ ]   No  [x]

                        PREMIERE RADIO NETWORKS, INC.


                                March 31, 1997


                                    INDEX

                                                                 Page Number(s)
                                                                 --------------

PART I-  FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Index                                                                         2

Condensed Consolidated Balance Sheets at March 31, 1997 (Unaudited)
     and December 31, 1996                                                    3

Condensed Consolidated Income Statements for the Three Months Ended
     March 31, 1997 and 1996 (Unaudited)                                      4

Condensed Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 1997 and 1996 (Unaudited)                                5

Notes to Condensed Consolidated Financial Statements                      6 - 9


ITEM 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10 - 14


PART II- OTHER INFORMATION


ITEM 1. Legal Proceedings                                                    15

ITEM 6. Exhibits and Reports on Form 8-K                                     15

Signature Page                                                               16

                        PREMIERE RADIO NETWORKS, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,         DECEMBER 31,
                                                                     1997                1996
                                                                   ---------         ------------
                                                                  (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                    $11,583,633       $14,776,436
     Accounts receivable, net                                       6,973,406         7,165,928
     Notes receivable from officer/employees                           94,472            98,172
     Recoverable income taxes                                              --           213,828
     Deferred income taxes                                          1,000,993         1,000,993
     Prepaid expenses and other assets                                953,453           739,208
                                                                  -----------       -----------
               Total current assets                                20,605,957        23,994,565

Notes receivable from officer/employees                               666,955           668,356
Investments                                                         4,070,928         4,215,268
Property and equipment, net                                         2,375,395         2,318,939
Acquired program library and program networks, net                  1,358,186         1,368,223
Intellectual property, net                                         28,046,988        14,002,048
Other assets                                                          894,472           998,558
                                                                  -----------       -----------
          Total assets                                            $58,018,881       $47,565,957
                                                                  -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                        $ 2,217,194       $ 1,535,429
     Accrued payroll, bonuses and retirement plan
          contribution                                                424,645           830,788
     Income taxes payable                                             362,300            15,920
     Deferred revenue                                                 250,000           250,000
     Current portion of notes payable                                 100,000           505,932
                                                                  -----------       -----------
               Total current liabilities                            3,354,139         3,138,069

Notes payable, less current portion                                    50,107            75,125
Deferred revenue                                                    1,516,800         1,516,800
Deferred income taxes                                               3,725,784                --
Other liabilities                                                     258,482           258,482

Stockholders' equity
     Common stock                                                      36,541            35,927
     Class A common stock                                              42,883            40,414
     Additional paid-in-capital                                    40,997,167        34,617,213
     Retained earnings                                             10,372,157         9,834,325
     Less cost of common stock held in treasury                    (2,335,179)       (1,950,398)
                                                                  -----------       -----------
          Total stockholders' equity                               49,113,569        42,577,481
                                                                  -----------       -----------
          Total liabilities and stockholders' equity              $58,018,881       $47,565,957
                                                                  -----------       -----------
                                                                  -----------       -----------

See accompanying notes to unaudited condensed consolidated financial statements.

                        PREMIERE RADIO NETWORKS, INC.

                  CONDENSED CONSOLIDATED INCOME STATEMENTS

                                 (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                            1997               1996
                                                            ----               ----
Revenue:
     Gross revenue                                       $ 8,242,056         $5,549,130
     Less:  agency commissions                             1,052,009            672,200
                                                         -----------         ----------
Net operating revenue                                      7,190,047          4,876,930
Operating expenses:
     Production, programming and promotions                2,266,200          1,618,838
     Selling, general and administrative                   2,897,144          2,013,186
     Depreciation and amortization                         1,073,143            411,630
                                                         -----------         ----------
          Total operating expenses                         6,236,487          4,043,654
                                                         -----------         ----------
Operating income                                             953,560            833,276

Other income and expenses:
     Interest income, net                                    154,758            258,457
     Other income, net                                        16,000             11,770
                                                         -----------         ----------
Income before minority interest and
      income taxes                                         1,124,318          1,103,503
Minority interest in loss of joint venture                        --              9,077
Income before income taxes                                 1,124,318          1,112,580
Provision for income taxes                                   461,465            447,000
                                                         -----------         ----------
Net income                                               $   662,853         $  665,580
                                                         -----------         ----------
Earnings per share:
   Primary earnings per share                            $      0.07         $     0.08
                                                         -----------         ----------
   Primary weighted average shares outstanding            10,230,421          8,926,935
                                                         -----------         ----------

  Fully diluted earnings per share                       $      0.06          $    0.07
                                                         -----------         ----------
  Fully diluted weighted average shares outstanding       10,285,389          8,991,628
                                                         -----------         ----------

See accompanying notes to unaudited condensed consolidated financial statements.

                        PREMIERE RADIO NETWORKS, INC.

                           CONDENSED CONSOLIDATED
                          STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                  ------------------
                                                                               1997               1996
                                                                               ----               ----
OPERATING ACTIVITIES
Net income                                                                 $   662,853        $   665,580
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain on sale of fixed assets                                                     --            (11,770)
   Depreciation and amortization                                             1,073,143            411,629
   Decrease in allowance for doubtful accounts                                      --           (107,000)
   Changes in operating assets and liabilities:
      Accounts receivable                                                      192,522           (639,495)
      Income taxes                                                             560,208            210,999
      Prepaid expenses and other current assets                               (214,245)           686,666
      Notes receivable from officer/employees                                    5,101            380,078
      Other assets                                                               5,086             26,406
      Accounts payable and accrued liabilities                                 219,081           (360,004)
      Deferred income                                                               --            (83,326)
      Deferred income taxes                                                   (100,209)                --
                                                                           -----------        -----------
Net cash provided by operating activities                                    2,403,540          1,179,763

INVESTING ACTIVITIES
Acquisition of property and equipment                                         (256,704)        (1,500,000)
Acquisition of intangible assets                                            (4,897,590)          (100,000)
Net proceeds from sale of property and equipment                                    --             20,000
                                                                           -----------        -----------
Net cash used in investing activities                                       (5,154,294)          (521,674)

FINANCING ACTIVITIES
Repayment of borrowings                                                       (440,307)        (2,862,500)
Net proceeds from issuance of Class A common stock                                  --         22,031,304
Purchase of treasury stock                                                    (384,781)                --
Exercise of stock options                                                      383,039             32,850
Net cash (used in) provided by financing activities                           (442,049)        20,564,154
                                                                           -----------        -----------
(Decrease) increase in cash and cash equivalents                            (3,192,803)        21,222,243
Cash and cash equivalents at beginning of period                            14,776,436          5,432,088
                                                                           -----------        -----------
Cash and cash equivalents at end of period                                 $11,583,633        $26,654,331
                                                                           -----------        -----------

See accompanying notes to unaudited condensed consolidated financial statements.

                        PREMIERE RADIO NETWORKS, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Premiere Radio Networks, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     It is suggested that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2.  EARNINGS PER SHARE

     Earnings per share are based upon the combined weighted average number of shares outstanding during each interim period which include, where appropriate, the assumed exercise of dilutive stock options and warrants to purchase common stock. In computing earnings per share for the three months ended March 31, 1997 and 1996, the Company utilized the modified treasury stock method which assumes the exercise of all outstanding options and warrants to purchase common stock, and the use of the assumed proceeds thereof to purchase up to a maximum of 20% of the then outstanding common stock of the Company. Excess proceeds, if any, derived from the assumed purchase of such shares are assumed to be utilized to first reduce the outstanding balances of notes payable and second for investment in short term, cash equivalent marketable securities.

     As a result, for purposes of determining primary earnings per share for the three months ended March 31, 1997 and 1996, net income has been adjusted for the hypothetical reduction in interest expense ($3,546 and $7,911, respectively), and for hypothetical interest income related to the assumed investment in marketable securities ($14,914 and $1,933, respectively), such adjustments having been made net of applicable income taxes.

     Primary earnings per share for the three months ended March 31, 1997 and 1996 are based upon 10,230,421 and 8,926,935 weighted average number of shares outstanding, respectively. Fully diluted earnings per share for the three months ended March 31, 1997 and 1996 are based upon 10,285,389 and 8,991,628 weighted average number of shares outstanding, respectively.

                        PREMIERE RADIO NETWORKS, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)


     On March 13, 1996 the Company declared a one-for-two stock dividend of Class A Common Stock, effected in the form of a three-for-two stock split, which was paid on April 1, 1996 to all holders of the Company's Common Stock and Class A Common Stock on the March 22, 1996 record date for such dividend (the "Class A Dividend"). Per share earnings in each of the foregoing interim periods reflect the Class A Dividend.

NOTE 3.  ACCOUNTING CHANGE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share" ("APB No. 15"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes the dilutive effects, if any, of common stock equivalents, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. SFAS No. 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15, with certain modifications. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the SFAS No. 128 requires restatement of all prior-period EPS data presented after the SFAS No. 128's effective date.

     The Company will adopt SFAS No. 128 effective with its 1997 year end. Pro forma earnings per share data calculated in accordance with SFAS 128 for the three months ended March 31, 1997 and 1996, is as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    -------------------
                                                    1997            1996
                                                    ----            ----
     Net income                                   $ 662,853      $  665,580
     Basic earnings per share                         $0.08           $0.10
     Weighted average shares outstanding          7,848,888       6,928,396

     Diluted earnings per share                       $0.07           $0.07
     Weighted average shares outstanding         10,097,385       8,964,497

                        PREMIERE RADIO NETWORKS, INC.


NOTE 4.  ACQUISITION OF AFTER MIDNITE ENTERTAINMENT, INC.

     On January 7, 1997, pursuant to the terms of an Agreement and Plan of Merger By and Among the Company, After MidNite Entertainment, Inc. ("AME") and the Shareholders of AME ("Merger Agreement"), a wholly-owned merger subsidiary of the Company was merged into AME (the "Merger"). As a result of the Merger, the Company owns 100% of the outstanding stock of AME. The Merger consideration consisted of $3,900,000 cash and 400,000 shares of the Company's Class A Common Stock. Under the terms of the Merger Agreement with AME, the Company has agreed to pay additional consideration either in cash or additional shares of Class A Common Stock, at its option, if the market value of the Class A Common Stock is less than $16.00 per share one year from the closing date of the transaction.

     Pursuant to the terms of the Merger Agreement, the former AME shareholders have assumed all pre-acquisition accounts payable or other obligations of AME, except for certain commitments under real property and equipment leases. In addition, the former AME shareholders retained AME's pre-acquisition accounts receivable and cash balances as of the closing date of the transaction. The acquisition of AME has been accounted for by the Company as a purchase.

     In connection with the acquisition of AME, the Company entered into various agreements with a former shareholder of AME, whereby, among other things, the Company paid the shareholder a transaction fee in the amount of $500,000. In addition, the Company has agreed to retain the shareholder under a two-year consulting agreement and the shareholder was nominated to the Company's board of directors in January 1997.

     The following summarized, unaudited pro-forma statements of operations give effect to the acquisition of AME; and the Company's acquisitions of Cutler Productions, Inc. and SJM Productions, Inc. (collectively "Cutler") in October 1996, and of Philadelphia Music Works, Inc. ("PMW") in September 1996 as if these acquisitions had occurred at the beginning of each of the periods presented, and after giving effect to certain adjustments, including the inclusion of the operations of AME, Cutler and PMW and the issuance of 400,000 shares of the Class A Common Stock in connection with the acquisition of AME. The summarized, unaudited pro-forma statements of operations do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions of AME, Cutler and PMW occurred on the dates indicated, and is not intended to be indicative of future results.

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    -------------------
                                                    1997            1996
                                                    ----            ----
     Net operating revenue                       $7,190,000      $6,568,000
     Operating income                               954,000         365,000
     Net income                                     663,000         391,000
     Primary earnings per share                       $0.07           $0.04
     Weighted average number of shares
      outstanding                                10,257,088       9,246,935

                        PREMIERE RADIO NETWORKS, INC.


NOTE 5. SUBSEQUENT EVENT -- SALE OF 100% OF THE COMPANY'S COMMON STOCK TO JACOR COMMUNICATIONS, INC.

     On April 7, 1997, the Company and Archon Communications, Inc. announced that they had signed definitive agreements with Jacor Communications, Inc. ("Jacor") pursuant to which Jacor will acquire 100% of the outstanding Common Stock, Class A Common Stock and common stock equivalents of the Company for cash and Jacor common stock valued at approximately $185 million or approximately $18 per share, consisting of $13.50 in cash with the balance in Jacor common stock. The acquisition price is subject to adjustment in certain circumstances. Actual closing of the merger transaction is subject to customary closing conditions.

                        PREMIERE RADIO NETWORKS, INC.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is an independent creator, producer and distributor of innovative comedy, entertainment and music related programs, and a supplier of research and other services for the radio industry. Founded in 1987, the Company's wide array of syndicated programs and research and other services are utilized by more than 4,000 independently owned radio station affiliates located in virtually every major market in the United States.

     The Company presently produces and distributes 52 syndicated programs and services which it distributes to radio station affiliates in exchange for commercial broadcast time. The group of radio stations which contract with the Company to broadcast a particular program or utilize one of its services constitutes a "radio network." The Company derives a significant portion of its revenues from selling the commercial broadcast time on its radio networks to advertisers desiring national coverage. The Company also derives a portion of its revenues by acting as an exclusive sales representative for third-party network radio program producers, distributors and service providers.

     This discussion should be read in conjunction with the financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     As a result of the Company's growth in sales representation services for third-party program producers, its acquisitions of AME, Philadelphia Music Works, Inc. ("PMW"), Cutler Productions, Inc. and SJM Productions, Inc. (collectively "Cutler") and Broadcast Results Group, Inc. ("BRG"), period-to-period results of operations may not be comparable, and the results of operations for the three months ended March 31, 1997 may not be indicative of results for the year ended December 31, 1997.

     In the discussion and analysis set forth below, the Company discusses its "EBITDA" and "EBITDA Margin". EBITDA consists of net income before interest, provision for income taxes, depreciation and amortization, other income (expense) and minority interest. EBITDA Margin is EBITDA as a percentage of net operating revenue. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's liquidity requirements. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. The Company believes that EBITDA is a measure of financial performance widely used in the media and broadcasting industries and is useful to investors as a measure of the Company's financial performance.

                        PREMIERE RADIO NETWORKS, INC.


CERTAIN FORWARD-LOOKING STATEMENTS

     This Form 10-QSB, contains certain forward-looking statements and other statements within the meaning of 21E of the Securities and Exchange Act of 1934. There can be no assurance that the Company has accurately identified and properly weighed all of the factors which affect market conditions for the Company's programs and services, that the public information regarding market conditions and other factors upon which the Company has relied is accurate or complete, or that the Company's analysis of the market and demand for its commercial broadcast inventory, programs and services is correct and, as a result, the strategy based upon such analysis will be successful. Factors which could affect the market for the Company's commercial broadcast inventory, programs and services include the competition for radio advertising revenues, competition for advertising revenues with other media, preferences of radio listeners and changes in the laws, rules and regulations affecting the broadcast industry.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     OPERATING REVENUE. Gross revenue for the three months ended March 31, 1997 and 1996 were $8.2 million and $5.5 million, respectively, representing an increase of $2.7 million, or 49%. Net operating revenue increased $2.3 million, or 47% from $4.9 million for the three months ended March 31, 1996, to $7.2 million for the three months ended March 31, 1997. These increases were principally due to increased gross advertising revenues resulting from acquisitions of other independent network radio programmers and service providers of $2.2 million ($1.8 million net revenue) and the continued growth in research services and the launch of new programs and services which were offset, in part, by lower overall revenues on certain syndicated comedy programs.

     PRODUCTION, PROGRAMMING AND PROMOTIONS EXPENSES. Production, programming and promotions expenses for the three months ended March 31, 1997 and 1996 were $2.3 million and $1.6 million, respectively, representing an increase of $0.7 million, or 40%. As a percentage of net operating revenue, production, programming and promotions expenses were 31.5% and 33.2% for the three months ended March 31, 1997 and 1996, respectively, representing a decrease as a percentage of net operating revenue of 1.7%.
The increase in production, programming and promotions expenses in absolute dollars is attributable to $0.3 million from added production and programming costs associated with the acquisitions of Cutler and PMW which were completed during the later half of 1996 and the acquisition of AME on January 7, 1997; and $0.3 million from costs associated with the production of new programs and services. All of the acquisitions and new programs and services are included in the Company's results of operations from their date of acquisition or introduction.

     The decrease in production, programming and promotions expense as a percentage of net operating revenue was principally due to the effects of higher overall levels of operating revenue and the nature of fixed and semi-variable components of production, programming and promotions expenses.

                        PREMIERE RADIO NETWORKS, INC.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 1997 and 1996 were $2.9 million and $2.0 million, respectively, representing an increase of $0.9 million or 44%. The increase in selling, general and administrative expenses in terms of absolute dollars was due to the incremental overhead costs associated with acquired companies such as Cutler, PMW and AME of $0.5 million, and increased salaries, sales and related costs associated with the Company's growth in programming and services. As a percentage of net operating revenue, selling, general and administrative expenses were 40.3% and 41.3% during the three months ended March 31, 1997 and 1996, respectively, representing a decrease as a percentage of net operating revenue of 1.0%. The decrease in selling, general and administrative expenses as a percentage of net operating revenues was principally due to the effects of higher overall levels of gross operating revenue and the nature of fixed and variable components of selling, general and administrative expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $1.1 million and $0.4 million for the three months ended March 31, 1997 and 1996, respectively, representing an increase of $0.7 million, or 161%. This increase was principally due to increased amortization expenses associated with acquisitions of the intellectual properties of Cutler, PMW and AME.

     OPERATING INCOME. Operating income for the three months ended March 31, 1997 was $1.0 million, an increase of $0.1 million, or 14%, over the same three-month period in 1996. The increased operating income was principally due to higher operating revenue and the operating leverage occurring as a result of the fixed and semi-variable nature of certain of the Company's operating expenses, which was offset by higher depreciation and amortization expense.

     EBITDA AND EBITDA MARGIN. EBITDA, or net income before interest, provision for income taxes, depreciation and amortization, other income (expense) and minority interest, increased by $0.8 million to $2.0 million during the three months ended March 31, 1997 as compared to $1.2 million during the three months ended March 31, 1996. In addition, EBITDA as a percentage of net operating revenue ("EBITDA Margin") increased from 25.5% to 28.1% during the three months ended March 31, 1996 as compared to the three months ended March 31, 1997, respectively. The increased EBITDA and EBITDA Margin were primarily attributable to higher overall net operating revenue and the relatively fixed and semi-variable nature of certain of the Company's operating costs.

     OTHER INCOME. Other income (net) for the three months ended March 31, 1997 was $0.2 million, a decrease of $0.1 million as compared to the same period in 1996. Other income for the three months ended March 31, 1996 included increased interest income (net) of $0.1 million attributable to the Company's higher cash balances that were being invested in short-term, cash equivalent marketable securities. The Company's decreased cash balance at March 31, 1997 reflect the use of the Company's cash on hand to fund its acquisitions of AME, Cutler and PMW. See "Liquidity and Capital Resources."

     INCOME TAXES. The provision for income taxes for the three months ended March 31, 1997 and 1996 was $0.5 million and $0.4 million, respectively. The estimated effective tax rate utilized by the Company for the three months ended March 31, 1997 was 41.0%, while the estimated effective tax rate for the three months ended March 31, 1996 was 40.2%.

                        PREMIERE RADIO NETWORKS, INC.


     NET INCOME AND EARNINGS PER SHARE. Net income for the three months ended March 31, 1997 and 1996 was $0.7 million, or $0.07 per share ($0.06 per share fully diluted), and $0.7 million, or $0.08 per share ($0.07 per share fully diluted), respectively. Primary earnings per share, which includes the dilutive effects of stock options and warrants to purchase Common Stock and Class A Common Stock, are based upon 10,230,421 and 8,926,935 weighted average number of shares outstanding for the three months ended March 31, 1997 and 1996, respectively. Fully diluted earnings per share are based upon 10,285,389 and 8,991,628 weighted average number of shares outstanding for the three months ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its cash flow requirements through cash flows generated from operations and financing activities.

     Net cash provided by operating activities for the three months ended March 31, 1997 and 1996 was $2.4 million and $1.2 million, respectively. The increased cash flows from operations during the 1997 interim period was principally due to increased operating income and changes in operating assets and liabilities.

     Net cash (used in) investing activities for the three months ended March 31, 1997 and 1996 was $(5.2) million and $(0.5) million, respectively. The increase in net cash (used in) investing activities during the 1997 interim period is primarily attributable to the acquisition of AME.

     Net cash (used in) provided by financing activities for the three months ended March 31, 1997 and 1996 were $(0.4) million and $20.6 million, respectively. Net cash provided by financing activities during the 1996 interim period included approximately $22.0 million attributable to the net proceeds generated from the sale of Class A Common Stock in January 1996 which was offset, in part, by the Company's repayment of bank debt.

     The Company's working capital at March 31, 1997 was $17.3 million as compared to $20.9 million at December 31, 1996. This decrease in working capital was primarily attributable to the Company's acquisition of AME.

     On July 28, 1995, the Company, Archon Communications, Inc. ("ACI") and certain management stockholders entered into a Commitment Agreement pursuant to which ACI agreed to purchase up to $10.8 million principal amount of debentures (the "Debentures"). The Company's call rights with respect to the Debentures expired on October 28, 1996.

     In connection with the BRG acquisition, the Company issued a non-interest bearing note in the face amount of $412,500 which was paid in full in January 1997. In connection with the PMW acquisition, the Company issued a 6.5% interest note payable in the face amount of $200,000 due in eight equal quarterly installments principal plus accrued interest. In addition, the Company amended and restated an August 29, 1995 agreement pursuant to which it had entered into future commitments to acquire licenses to three (3) production music libraries from Canary Productions, Inc. ("Canary"). Under the amended and restated agreement, the Company has entered into future commitments to

                        PREMIERE RADIO NETWORKS, INC.


acquire one (1) additional production music library, four (4) production music libraries in total, from Canary. During February 1997, the Company paid Canary a nominal amount for the first such library.

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

ITEM 6(a).  EXHIBITS

     10.28* Agreement and Plan of Merger By and Among Premiere Radio Networks, Inc., After MidNite Entertainment, Inc. and the Shareholders of After MidNite Entertainment, Inc. as of January 1, 1997.

     10.23* Consulting Agreement dated as of January 7, 1997 By and Between Premiere Radio Networks, Inc. and Eric R. Weiss.

     10.24* Transaction Agreement By and Between Premiere Radio Networks, Inc. and Eric R. Weiss.

     10.25* Employment Agreement between the Company and Daniel M. Yukelson, dated January 1, 1997.

     10.26* Employment Agreement between the Company and Timothy M. Kelly, dated January 1, 1997.

     11**      Computation of Per Share Earnings.

ITEM 6(b).  REPORTS ON FORM 8-K

     The Company filed a Form 8-K dated January 20, 1997 regarding its acquisition of After MidNite Entertainment, Inc.

     The Company filed a Form 8-K dated March 19, 1997 regarding the election of Eric R. Weiss to the Company's Board of Directors, and various agreements between the Company and Mr. Weiss.

_________________
 *  Previously filed.
** Enclosed herewith.

                        PREMIERE RADIO NETWORKS, INC.


Signature(s)

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 PREMIERE RADIO NETWORKS, INC. (REGISTRANT)





     By  /s/ STEPHEN C. LEHMAN                           Date: May 9, 1997
         ---------------------
         Stephen C. Lehman
         Chairman of the Board, President
         and Chief Executive Officer




     By  /s/ DANIEL M. YUKELSON                          Date: May 9, 1997
         ----------------------
         Daniel M. Yukelson
         Vice President/Finance and
         Chief Financial Officer, and Secretary
         (Principal Financial and Accounting Officer)